Form 10-K
period 2020-12-31
Benchmark 2019-B11 Mortgage Trust
filed 2021-03-24
CIK 1775756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Central Index Key Number of the sponsor: 0001701238

Citi Real Estate Funding Inc.

(exact name of the sponsor as specified in its charter)

New York (State or other jurisdiction of incorporation or organization of the issuing entity)	38-4117359 38-4117360 38-7221329 (I.R.S. Employer Identification Numbers)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ⌧ No

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

Not applicable.

EXPLANATORY NOTES

The Green Hills Corporate Center Mortgage Loan, the Western Digital R&D Campus Mortgage Loan and the Greenleaf at Howell Mortgage Loan, which constituted approximately 4.5%, 3.5% and 2.4%, respectively, of the asset pool of the issuing entity as of its cut-off date, are each an asset of the issuing entity and are each part of a loan combination that includes the Green Hills Corporate Center Mortgage Loan, the Western Digital R&D Campus Mortgage Loan or the Greenleaf at Howell Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. These loan combinations, including the Green Hills Corporate Center Mortgage Loan, the Western Digital R&D Campus Mortgage Loan and the Greenleaf at Howell Mortgage Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the ILPT Hawaii Portfolio Mortgage Loan, which constituted approximately 7.1% of the asset pool of the issuing entity as of its cut-off date.  The ILPT Hawaii Portfolio Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the ILPT Hawaii Portfolio Mortgage Loan and fifteen other pari passu loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the ILPT Trust 2019-SURF transaction (the “ILPT 2019-SURF Transaction”). This loan combination, including the ILPT Hawaii Portfolio Mortgage Loan, is being serviced and administered pursuant to the trust and servicing agreement for the ILPT 2019-SURF Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the 101 California Mortgage Loan, which constituted approximately 4.5% of the asset pool of the issuing entity as of its cut-off date.  The 101 California Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the 101 California Mortgage Loan and seven other pari passu loans and two subordinate companion loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the CALI Mortgage Trust 2019-101C transaction (the “CALI 2019-101C Transaction”). This loan combination, including the 101 California Mortgage Loan, is being serviced and administered pursuant to the trust and servicing agreement for the CALI 2019-101C Transaction, which is incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the 3 Columbus Circle Mortgage Loan, which constituted approximately 9.1% of the asset pool of the issuing entity as of its cut-off date.  The 3 Columbus Circle Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the 3 Columbus Circle Mortgage Loan and thirteen other pari passu loans and two subordinate companion loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the Benchmark 2019-B10 Mortgage Trust transaction, Commission File Number 333-226943-02 (the “Benchmark 2019-B10 Transaction”). This loan combination, including the 3 Columbus Circle Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the Benchmark 2019-B10 Transaction, which is incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K.

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

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the 59 Maiden Lane Mortgage Loan, the Arbor Hotel Portfolio Mortgage Loan, the Moffett Towers II - Building V Mortgage Loan and the Lakeside Apartments Mortgage Loan, which constituted approximately 6.8%, 4.5%, 3.9% and 3.2%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The 59 Maiden Lane Mortgage Loan, the Arbor Hotel Portfolio Mortgage Loan, the Moffett Towers II - Building V Mortgage Loan and the Lakeside Apartments Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the 59 Maiden Lane Mortgage Loan, two other pari passu loans, which are not assets of the issuing entity, (b) with respect to the Arbor Hotel Portfolio Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity, (c) with respect to the Moffett Towers II - Building V Mortgage Loan, three other pari passu loans and four subordinate companion loans, which are not assets of the issuing entity or (d) with respect to the Lakeside Apartments Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity. A pari passu portion of each loan combination was securitized in the GS Mortgage Securities Trust 2019-GC39 transaction, Commission File Number 333-226082-02 (the “GSMS 2019-GC39 Transaction”). These loan combinations, including the 59 Maiden Lane Mortgage Loan, the Arbor Hotel Portfolio Mortgage Loan, the Moffett Towers II - Building V Mortgage Loan and the Lakeside Apartments Mortgage Loan, are being serviced and administered pursuant to the pooling and servicing agreement for the GSMS 2019-GC39 Transaction, which is incorporated by reference as Exhibit 4.6 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Newport Corporate Center Mortgage Loan and the Central Tower Office Mortgage Loan, which constituted approximately 3.7% and 3.1%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The Newport Corporate Center Mortgage Loan and the Central Tower Office Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the Newport Corporate Center Mortgage Loan, three other pari passu loans and ten subordinate companion loans, which are not assets of the issuing entity or (b) with respect to the Central Tower Office Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity. A pari passu portion of each loan combination was securitized in the BANK 2019-BNK18 transaction, Commission File Number 333-228375-01 (the “BANK 2019-BNK18 Transaction”). These loan combinations, including the Newport Corporate Center Mortgage Loan and the Central Tower Office Mortgage Loan, are being serviced and administered pursuant to the pooling and servicing agreement for the BANK 2019-BNK18 Transaction, which is incorporated by reference as Exhibit 4.7 to this Annual Report on Form 10-K.

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

Midland Loan Services, a Division of PNC Bank, National Association is the master servicer of the mortgage loans serviced under the Pooling and Servicing Agreement, the primary servicer of the 3 Columbus Circle Mortgage Loan, the ILPT Hawaii Portfolio Mortgage Loan, the 59 Maiden Lane Mortgage Loan, the Arbor Hotel Portfolio Mortgage Loan, the Moffett Towers II - Building V Mortgage Loan and the Heartland Dental Medical Office Portfolio Mortgage Loan and the primary servicer and special servicer of the SWVP Portfolio Mortgage Loan, the 101 California Mortgage Loan and the 57 East 11th Street Mortgage Loan. As a result, Midland Loan Services, a Division of PNC Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Midland Loan Services, a Division of PNC Bank, National Association in the capacities described above are listed in the Exhibit Index.

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

Wells Fargo Bank, National Association is the custodian of the mortgage loans serviced under the Pooling and Servicing Agreement, the 3 Columbus Circle Mortgage Loan, the ILPT Hawaii Portfolio Mortgage Loan, the 59 Maiden Lane Mortgage Loan, the SWVP Portfolio Mortgage Loan, the 101 California Mortgage Loan, the Arbor Hotel Portfolio Mortgage Loan, the Moffett Towers II - Building V Mortgage Loan, the Newport Corporate Center Mortgage Loan, the Lakeside Apartments Mortgage Loan, the Central Tower Office Mortgage Loan, the 57 East 11th Street Mortgage Loan and the Heartland Dental Medical Office Portfolio Mortgage Loan.  As a result, Wells Fargo Bank, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Pentalpha Surveillance LLC is the operating advisor of the mortgage loans serviced under the Pooling and Servicing Agreement, the 3 Columbus Circle Mortgage Loan, the SWVP Portfolio Mortgage Loan, the 101 California Mortgage Loan, the Newport Corporate Center Mortgage Loan, the Central Tower Office Mortgage Loan and the 57 East 11th Street Mortgage Loan.  As a result, Pentalpha Surveillance LLC is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Pentalpha Surveillance LLC in the capacities described above are listed in the Exhibit Index.

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

Situs Holdings LLC is the EU reporting administrator of the mortgage loans serviced under the Pooling and Servicing Agreement prior to September 23, 2020 and the special servicer of the Newport Corporate Center Mortgage Loan, As a result, Situs Holdings LLC is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Situs Holdings LLC in the capacities described above are listed in the Exhibit Index.

Wells Fargo Bank, National Association acts as trustee of the Green Hills Corporate Center Mortgage Loan, the Western Digital R&D Campus Mortgage Loan, the Greenleaf at Howell Mortgage Loan, the ILPT Hawaii Portfolio Mortgage Loan, the 101 California Mortgage Loan, the 3 Columbus Circle Mortgage Loan, the 59 Maiden Lane Mortgage Loan, the Arbor Hotel Portfolio Mortgage Loan, the Moffett Towers II - Building V Mortgage Loan, the Lakeside Apartments Mortgage Loan, the SWVP Portfolio Mortgage Loan and the 57 East 11th Street Mortgage Loan.  Pursuant to the Pooling and Servicing Agreement, the trust and servicing agreement for the ILPT 2019-SURF Transaction, the trust and servicing agreement for the CALI 2019-101C Transaction, the pooling and servicing agreement for the Benchmark 2019-B10 Transaction, the pooling and servicing agreement for the GSMS 2019-GC39 Transaction, the pooling and servicing agreement for the BBCMS 2019-C3 Transaction and the pooling and servicing agreement for the GSMS 2019-GC40 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the Green Hills Corporate Center Mortgage Loan, the Western Digital R&D Campus Mortgage Loan, the Greenleaf at Howell Mortgage Loan, the ILPT Hawaii Portfolio Mortgage Loan, the 101 California Mortgage Loan, the 3 Columbus Circle Mortgage Loan, the 59 Maiden Lane Mortgage Loan, the Arbor Hotel Portfolio Mortgage Loan, the Moffett Towers II - Building V Mortgage Loan, the Lakeside Apartments Mortgage Loan, the SWVP Portfolio Mortgage Loan and the 57 East 11th Street Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

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

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC.  These entities were engaged by the primary servicer of the Newport Corporate Center Mortgage Loan and the Central Tower Office Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, these vendors are “servicers” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements of the certificate administrator of the ILPT Hawaii Portfolio Mortgage Loan, the 101 California Mortgage Loan, the 3 Columbus Circle Mortgage Loan, the Heartland Dental Medical Office Portfolio Mortgage Loan, the 59 Maiden Lane Mortgage Loan, the Arbor Hotel Portfolio Mortgage Loan, the Moffett Towers II - Building V Mortgage Loan, the Lakeside Apartments Mortgage Loan, the Newport Corporate Center Mortgage Loan, the Central Tower Office Mortgage Loan, the SWVP Portfolio Mortgage Loan and the 57 East 11th Street Mortgage Loan are omitted from this Annual Report on Form 10-K as the certificate administrator pursuant to the related pooling and servicing agreement or trust and servicing agreement does not perform any activities that address servicing criteria with respect to the issuing entity and because they are each not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

With respect to the pari passu loan combinations that include the Lakeside Apartments Mortgage Loan and the 3 Columbus Circle Mortgage Loan, (i) the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of Berkadia Commercial Mortgage LLC as primary servicer of the Lakeside Apartments Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because it is a party performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of LNR Partners, LLC as special servicer of the 3 Columbus Circle Mortgage Loan and Berkadia Commercial Mortgage LLC as primary servicer of the Lakeside Apartments Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as certificate administrator, as custodian and as trustee.

Beginning on June 18, 2014, a group of institutional investors filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York, against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts.  The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. In November 2018, Wells Fargo Bank reached an agreement, in which it denied any wrongdoing, to resolve such claims on a classwide basis for the 271 RMBS trusts at issue.  On May 6, 2019, the court entered an order approving the settlement agreement.  Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning several RMBS trusts in New York federal and state court are not covered by the settlement agreement.  In addition to the foregoing cases, in August 2014 and August 2015 Nomura Credit & Capital Inc. (“Nomura”) and Natixis Real Estate Holdings, LLC (“Natixis”) filed a total of seven third-party complaints against Wells Fargo Bank in New York state court. In the underlying first-party actions, Nomura and Natixis have been sued for alleged breaches of representations and warranties made in connection with residential mortgage-backed securities sponsored by them. In the third-party actions, Nomura and Natixis allege that Wells Fargo Bank, as master servicer, primary servicer or securities administrator, failed to notify Nomura and Natixis of their own breaches, failed to properly oversee the primary servicers, and failed to adhere to accepted servicing practices. Natixis additionally alleges that Wells Fargo Bank failed to perform default oversight duties. Wells Fargo Bank has asserted counterclaims alleging that Nomura and Natixis failed to provide Wells Fargo Bank notice of their representation and warranty breaches. With respect to each of the foregoing litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the related RMBS trusts.

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

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the ILPT Hawaii Portfolio Mortgage Loan, which is being serviced and administered pursuant to the trust and servicing agreement for the ILPT 2019-SURF Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit L to the trust and servicing agreement for the ILPT 2019-SURF Transaction incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the ILPT 2019-SURF Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the 101 California Mortgage Loan, which is being serviced and administered pursuant to the trust and servicing agreement for the CALI 2019-101C Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit L to the trust and servicing agreement for the CALI 2019-101C Transaction incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the CALI 2019-101C Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the 3 Columbus Circle Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the Benchmark 2019-B10 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Schedule II to the pooling and servicing agreement for the Benchmark 2019-B10 Transaction incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the Benchmark 2019-B10 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

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

4.2           Trust and Servicing Agreement, dated as of March 7, 2019, by and among Morgan Stanley Capital I Inc., as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Custodian and Trustee, and Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K filed on June 17, 2019 under Commission File No. 333-226123-03 and incorporated by reference herein).

4.3            Trust and Servicing Agreement, dated as of March 6, 2019, by and among GS Mortgage Securities Corporation II, as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Custodian and Trustee, and Pentalpha Surveillance LLC, as Operating Advisor (filed as Exhibit 4.5 to the registrant’s Current Report on Form 8-K filed on June 17, 2019 under Commission File No. 333-226123-03 and incorporated by reference herein).

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

33.2        Rialto Capital Advisors, LLC, as Special Servicer

33.3        Wells Fargo Bank, National Association, as Trustee and Certificate Administrator

33.4        Wells Fargo Bank, National Association, as Custodian

33.5        Pentalpha Surveillance LLC, as Operating Advisor

33.6        Situs Holdings LLC, as EU Reporting Administrator prior to September 23, 2020

33.7        Situs Real LLC, as EU Reporting Administrator on and after September 23, 2020 (see Exhibit 33.6)

33.8        Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Green Hills Corporate Center Mortgage Loan (see Exhibit 33.1)

33.9        Rialto Capital Advisors, LLC, as Special Servicer of the Green Hills Corporate Center Mortgage Loan (see Exhibit 33.2)

33.10      Wells Fargo Bank, National Association, as Trustee of the Green Hills Corporate Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.11      Wells Fargo Bank, National Association, as Custodian of the Green Hills Corporate Center Mortgage Loan (see Exhibit 33.4)

33.12      Pentalpha Surveillance LLC, as Operating Advisor of the Green Hills Corporate Center Mortgage Loan (see Exhibit 33.5)

33.13      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Western Digital R&D Campus Mortgage Loan (see Exhibit 33.1)

33.14      Rialto Capital Advisors, LLC, as Special Servicer of the Western Digital R&D Campus Mortgage Loan (see Exhibit 33.2)

33.15      Wells Fargo Bank, National Association, as Trustee of the Western Digital R&D Campus Mortgage Loan (Omitted. See Explanatory Notes.)

33.16      Wells Fargo Bank, National Association, as Custodian of the Western Digital R&D Campus Mortgage Loan (see Exhibit 33.4)

33.17      Pentalpha Surveillance LLC, as Operating Advisor of the Western Digital R&D Campus Mortgage Loan (see Exhibit 33.5)

33.18      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Greenleaf at Howell Mortgage Loan (see Exhibit 33.1)

33.19      Rialto Capital Advisors, LLC, as Special Servicer of the Greenleaf at Howell Mortgage Loan (see Exhibit 33.2)

33.20      Wells Fargo Bank, National Association, as Trustee of the Greenleaf at Howell Mortgage Loan (Omitted. See Explanatory Notes.)

33.21      Wells Fargo Bank, National Association, as Custodian of the Greenleaf at Howell Mortgage Loan (see Exhibit 33.4)

33.22      Pentalpha Surveillance LLC, as Operating Advisor of the Greenleaf at Howell Mortgage Loan (see Exhibit 33.5)

33.23      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the ILPT Hawaii Portfolio Mortgage Loan (see Exhibit 33.1)

33.24      Rialto Capital Advisors, LLC, as Special Servicer of the ILPT Hawaii Portfolio Mortgage Loan (see Exhibit 33.2)

33.25      Wells Fargo Bank, National Association, as Trustee of the ILPT Hawaii Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.26      Wells Fargo Bank, National Association, as Custodian of the ILPT Hawaii Portfolio Mortgage Loan (see Exhibit 33.4)

33.27      Park Bridge Lender Services LLC, as Operating Advisor of the ILPT Hawaii Portfolio Mortgage Loan

33.28      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 101 California Mortgage Loan (see Exhibit 33.1)

33.29      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 101 California Mortgage Loan (see Exhibit 33.1)

33.30      Wells Fargo Bank, National Association, as Trustee of the 101 California Mortgage Loan (Omitted. See Explanatory Notes.)

33.31      Wells Fargo Bank, National Association, as Custodian of the 101 California Mortgage Loan (see Exhibit 33.4)

33.32      Pentalpha Surveillance LLC, as Operating Advisor of the 101 California Mortgage Loan (see Exhibit 33.5)

33.33      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 3 Columbus Circle Mortgage Loan (see Exhibit 33.1)

33.34      LNR Partners, LLC, as Special Servicer of the 3 Columbus Circle Mortgage Loan

33.35      Wells Fargo Bank, National Association, as Trustee of the 3 Columbus Circle Mortgage Loan (Omitted. See Explanatory Notes.)

33.36      Wells Fargo Bank, National Association, as Custodian of the 3 Columbus Circle Mortgage Loan (see Exhibit 33.4)

33.37      Pentalpha Surveillance LLC, as Operating Advisor of the 3 Columbus Circle Mortgage Loan (see Exhibit 33.5)

33.38      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Heartland Dental Medical Office Portfolio Mortgage Loan (see Exhibit 33.1)

33.39      Rialto Capital Advisors, LLC, as Special Servicer of the Heartland Dental Medical Office Portfolio Mortgage Loan (see Exhibit 33.2)

33.40      Wilmington Trust, National Association, as Trustee of the Heartland Dental Medical Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.41      Wells Fargo Bank, National Association, as Custodian of the Heartland Dental Medical Office Portfolio Mortgage Loan (see Exhibit 33.4)

33.42      Park Bridge Lender Services LLC, as Operating Advisor of the Heartland Dental Medical Office Portfolio Mortgage Loan (see Exhibit 33.27)

33.43      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 59 Maiden Lane Mortgage Loan (see Exhibit 33.1)

33.44      KeyBank National Association, as Special Servicer of the 59 Maiden Lane Mortgage Loan

33.45      Wells Fargo Bank, National Association, as Trustee of the 59 Maiden Lane Mortgage Loan (Omitted. See Explanatory Notes.)

33.46      Wells Fargo Bank, National Association, as Custodian of the 59 Maiden Lane Mortgage Loan (see Exhibit 33.4)

33.47      Park Bridge Lender Services LLC, as Operating Advisor of the 59 Maiden Lane Mortgage Loan (see Exhibit 33.27)

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

33.49      KeyBank National Association, as Special Servicer of the Arbor Hotel Portfolio Mortgage Loan (see Exhibit 33.44)

33.50      Wells Fargo Bank, National Association, as Trustee of the Arbor Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.51      Wells Fargo Bank, National Association, as Custodian of the Arbor Hotel Portfolio Mortgage Loan (see Exhibit 33.4)

33.52      Park Bridge Lender Services LLC, as Operating Advisor of the Arbor Hotel Portfolio Mortgage Loan (see Exhibit 33.27)

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

33.54      KeyBank National Association, as Special Servicer of the Moffett Towers II - Building V Mortgage Loan (see Exhibit 33.44)

33.55      Wells Fargo Bank, National Association, as Trustee of the Moffett Towers II - Building V Mortgage Loan (Omitted. See Explanatory Notes.)

33.56      Wells Fargo Bank, National Association, as Custodian of the Moffett Towers II - Building V Mortgage Loan (see Exhibit 33.4)

33.57      Park Bridge Lender Services LLC, as Operating Advisor of the Moffett Towers II - Building V Mortgage Loan (see Exhibit 33.27)

33.58      Berkadia Commercial Mortgage LLC, as Primary Servicer of the Lakeside Apartments Mortgage Loan (Omitted. See Explanatory Notes.)

33.59      KeyBank National Association, as Special Servicer of the Lakeside Apartments Mortgage Loan (see Exhibit 33.44)

33.60      Wells Fargo Bank, National Association, as Trustee of the Lakeside Apartments Mortgage Loan (Omitted. See Explanatory Notes.)

33.61      Wells Fargo Bank, National Association, as Custodian of the Lakeside Apartments Mortgage Loan (see Exhibit 33.4)

33.62      Park Bridge Lender Services LLC, as Operating Advisor of the Lakeside Apartments Mortgage Loan (see Exhibit 33.27)

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

33.71      Rialto Capital Advisors, LLC, as Special Servicer of the Central Tower Office Mortgage Loan (see Exhibit 33.2)

33.72      Wilmington Trust, National Association, as Trustee of the Central Tower Office Mortgage Loan (Omitted. See Explanatory Notes.)

33.73      Wells Fargo Bank, National Association, as Custodian of the Central Tower Office Mortgage Loan (see Exhibit 33.4)

33.74      Pentalpha Surveillance LLC, as Operating Advisor of the Central Tower Office Mortgage Loan (see Exhibit 33.5)

33.75      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Central Tower Office Mortgage Loan (see Exhibit 33.68)

33.76      National Tax Search, LLC, as Servicing Function Participant of the Central Tower Office Mortgage Loan (see Exhibit 33.69)

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

34.2        Rialto Capital Advisors, LLC, as Special Servicer

34.3        Wells Fargo Bank, National Association, as Trustee and Certificate Administrator

34.4        Wells Fargo Bank, National Association, as Custodian

34.5        Pentalpha Surveillance LLC, as Operating Advisor

34.6        Situs Holdings LLC, as EU Reporting Administrator prior to September 23, 2020

34.7        Situs Real LLC, as EU Reporting Administrator on and after September 23, 2020 (see Exhibit 34.6)

34.8        Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Green Hills Corporate Center Mortgage Loan (see Exhibit 34.1)

34.9        Rialto Capital Advisors, LLC, as Special Servicer of the Green Hills Corporate Center Mortgage Loan (see Exhibit 34.2)

34.10      Wells Fargo Bank, National Association, as Trustee of the Green Hills Corporate Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.11      Wells Fargo Bank, National Association, as Custodian of the Green Hills Corporate Center Mortgage Loan (see Exhibit 34.4)

34.12      Pentalpha Surveillance LLC, as Operating Advisor of the Green Hills Corporate Center Mortgage Loan (see Exhibit 34.5)

34.13      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Western Digital R&D Campus Mortgage Loan (see Exhibit 34.1)

34.14      Rialto Capital Advisors, LLC, as Special Servicer of the Western Digital R&D Campus Mortgage Loan (see Exhibit 34.2)

34.15      Wells Fargo Bank, National Association, as Trustee of the Western Digital R&D Campus Mortgage Loan (Omitted. See Explanatory Notes.)

34.16      Wells Fargo Bank, National Association, as Custodian of the Western Digital R&D Campus Mortgage Loan (see Exhibit 34.4)

34.17      Pentalpha Surveillance LLC, as Operating Advisor of the Western Digital R&D Campus Mortgage Loan (see Exhibit 34.5)

34.18      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Greenleaf at Howell Mortgage Loan (see Exhibit 34.1)

34.19      Rialto Capital Advisors, LLC, as Special Servicer of the Greenleaf at Howell Mortgage Loan (see Exhibit 34.2)

34.20      Wells Fargo Bank, National Association, as Trustee of the Greenleaf at Howell Mortgage Loan (Omitted. See Explanatory Notes.)

34.21      Wells Fargo Bank, National Association, as Custodian of the Greenleaf at Howell Mortgage Loan (see Exhibit 34.4)

34.22      Pentalpha Surveillance LLC, as Operating Advisor of the Greenleaf at Howell Mortgage Loan (see Exhibit 34.5)

34.23      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the ILPT Hawaii Portfolio Mortgage Loan (see Exhibit 34.1)

34.24      Rialto Capital Advisors, LLC, as Special Servicer of the ILPT Hawaii Portfolio Mortgage Loan (see Exhibit 34.2)

34.25      Wells Fargo Bank, National Association, as Trustee of the ILPT Hawaii Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.26      Wells Fargo Bank, National Association, as Custodian of the ILPT Hawaii Portfolio Mortgage Loan (see Exhibit 34.4)

34.27      Park Bridge Lender Services LLC, as Operating Advisor of the ILPT Hawaii Portfolio Mortgage Loan

34.28      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 101 California Mortgage Loan (see Exhibit 34.1)

34.29      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 101 California Mortgage Loan (see Exhibit 34.1)

34.30      Wells Fargo Bank, National Association, as Trustee of the 101 California Mortgage Loan (Omitted. See Explanatory Notes.)

34.31      Wells Fargo Bank, National Association, as Custodian of the 101 California Mortgage Loan (see Exhibit 34.4)

34.32      Pentalpha Surveillance LLC, as Operating Advisor of the 101 California Mortgage Loan (see Exhibit 34.5)

34.33      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 3 Columbus Circle Mortgage Loan (see Exhibit 34.1)

34.34      LNR Partners, LLC, as Special Servicer of the 3 Columbus Circle Mortgage Loan

34.35      Wells Fargo Bank, National Association, as Trustee of the 3 Columbus Circle Mortgage Loan (Omitted. See Explanatory Notes.)

34.36      Wells Fargo Bank, National Association, as Custodian of the 3 Columbus Circle Mortgage Loan (see Exhibit 34.4)

34.37      Pentalpha Surveillance LLC, as Operating Advisor of the 3 Columbus Circle Mortgage Loan (see Exhibit 34.5)

34.38      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Heartland Dental Medical Office Portfolio Mortgage Loan (see Exhibit 34.1)

34.39      Rialto Capital Advisors, LLC, as Special Servicer of the Heartland Dental Medical Office Portfolio Mortgage Loan (see Exhibit 34.2)

34.40      Wilmington Trust, National Association, as Trustee of the Heartland Dental Medical Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.41      Wells Fargo Bank, National Association, as Custodian of the Heartland Dental Medical Office Portfolio Mortgage Loan (see Exhibit 34.4)

34.42      Park Bridge Lender Services LLC, as Operating Advisor of the Heartland Dental Medical Office Portfolio Mortgage Loan (see Exhibit 34.27)

34.43      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 59 Maiden Lane Mortgage Loan (see Exhibit 34.1)

34.44      KeyBank National Association, as Special Servicer of the 59 Maiden Lane Mortgage Loan

34.45      Wells Fargo Bank, National Association, as Trustee of the 59 Maiden Lane Mortgage Loan (Omitted. See Explanatory Notes.)

34.46      Wells Fargo Bank, National Association, as Custodian of the 59 Maiden Lane Mortgage Loan (see Exhibit 34.4)

34.47      Park Bridge Lender Services LLC, as Operating Advisor of the 59 Maiden Lane Mortgage Loan (see Exhibit 34.27)

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

34.49      KeyBank National Association, as Special Servicer of the Arbor Hotel Portfolio Mortgage Loan (see Exhibit 34.44)

34.50      Wells Fargo Bank, National Association, as Trustee of the Arbor Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.51      Wells Fargo Bank, National Association, as Custodian of the Arbor Hotel Portfolio Mortgage Loan (see Exhibit 34.4)

34.52      Park Bridge Lender Services LLC, as Operating Advisor of the Arbor Hotel Portfolio Mortgage Loan (see Exhibit 34.27)

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

34.54      KeyBank National Association, as Special Servicer of the Moffett Towers II - Building V Mortgage Loan (see Exhibit 34.44)

34.55      Wells Fargo Bank, National Association, as Trustee of the Moffett Towers II - Building V Mortgage Loan (Omitted. See Explanatory Notes.)

34.56      Wells Fargo Bank, National Association, as Custodian of the Moffett Towers II - Building V Mortgage Loan (see Exhibit 34.4)

34.57      Park Bridge Lender Services LLC, as Operating Advisor of the Moffett Towers II - Building V Mortgage Loan (see Exhibit 34.27)

34.58      Berkadia Commercial Mortgage LLC, as Primary Servicer of the Lakeside Apartments Mortgage Loan (Omitted. See Explanatory Notes.)

34.59      KeyBank National Association, as Special Servicer of the Lakeside Apartments Mortgage Loan (see Exhibit 34.44)

34.60      Wells Fargo Bank, National Association, as Trustee of the Lakeside Apartments Mortgage Loan (Omitted. See Explanatory Notes.)

34.61      Wells Fargo Bank, National Association, as Custodian of the Lakeside Apartments Mortgage Loan (see Exhibit 34.4)

34.62      Park Bridge Lender Services LLC, as Operating Advisor of the Lakeside Apartments Mortgage Loan (see Exhibit 34.27)

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

34.71      Rialto Capital Advisors, LLC, as Special Servicer of the Central Tower Office Mortgage Loan (see Exhibit 34.2)

34.72      Wilmington Trust, National Association, as Trustee of the Central Tower Office Mortgage Loan (Omitted. See Explanatory Notes.)

34.73      Wells Fargo Bank, National Association, as Custodian of the Central Tower Office Mortgage Loan (see Exhibit 34.4)

34.74      Pentalpha Surveillance LLC, as Operating Advisor of the Central Tower Office Mortgage Loan (see Exhibit 34.5)

34.75      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Central Tower Office Mortgage Loan (see Exhibit 34.68)

34.76      National Tax Search, LLC, as Servicing Function Participant of the Central Tower Office Mortgage Loan (see Exhibit 34.69)

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

35.11      Rialto Capital Advisors, LLC, as Special Servicer of the ILPT Hawaii Portfolio Mortgage Loan (see Exhibit 35.2)

35.12      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 101 California Mortgage Loan (see Exhibit 35.1)

35.13      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 101 California Mortgage Loan (see Exhibit 35.1)

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

Date: March 23, 2021