Form 10-K
period 2021-12-31
Benchmark 2019-B11 Mortgage Trust
filed 2022-03-16
CIK 1775756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the 101 California Mortgage Loan, which constituted approximately 4.5% of the asset pool of the issuing entity as of its cut-off date.  The 101 California Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the 101 California Mortgage Loan, seven other pari passu loans and two subordinate companion loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the CALI Mortgage Trust 2019-101C transaction (the “CALI 2019-101C Transaction”). This loan combination, including the 101 California Mortgage Loan, is being serviced and administered pursuant to the trust and servicing agreement for the CALI 2019-101C Transaction, which is incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the 3 Columbus Circle Mortgage Loan, which constituted approximately 9.1% of the asset pool of the issuing entity as of its cut-off date.  The 3 Columbus Circle Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the 3 Columbus Circle Mortgage Loan, thirteen other pari passu loans and two subordinate companion loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the Benchmark 2019-B10 Mortgage Trust transaction, Commission File Number 333-226943-02 (the “Benchmark 2019-B10 Transaction”). This loan combination, including the 3 Columbus Circle Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the Benchmark 2019-B10 Transaction, which is incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K.

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

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the 57 East 11th Street Mortgage Loan, which constituted approximately 1.8% of the asset pool of the issuing entity as of its cut-off date.  The 57 East 11th Street Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the 57 East 11th Street Mortgage Loan, two other pari passu loans, which are not assets of the issuing entity.  This loan combination, including the 57 East 11th Street Mortgage Loan, was serviced under the pooling and servicing agreement for the GSMS 2019-GC39 Transaction prior to the closing of the securitization of a pari passu portion of the 57 East 11th Street loan combination in the GS Mortgage Securities Trust 2019-GC40 transaction, Commission File Number 333-226082-03 (the “GSMS 2019-GC40 Transaction”).  After the closing of the GSMS 2019-GC40 Transaction on July 11, 2019, this loan combination, including the 57 East 11th Street Mortgage Loan was, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the GSMS 2019-GC40 Transaction, which is incorporated by reference as Exhibit 4.9 to this Annual Report on Form 10-K.

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

Midland Loan Services, a Division of PNC Bank, National Association is the master servicer of the mortgage loans serviced under the Pooling and Servicing Agreement, the primary servicer of the 57 East 11th Street Mortgage Loan, the 3 Columbus Circle Mortgage Loan, the ILPT Hawaii Portfolio Mortgage Loan, the 59 Maiden Lane Mortgage Loan, the Arbor Hotel Portfolio Mortgage Loan, the Moffett Towers II - Building V Mortgage Loan and the Heartland Dental Medical Office Portfolio Mortgage Loan, the primary servicer and special servicer of the SWVP Portfolio Mortgage Loan, the 101 California Mortgage Loan and the special servicer of the 57 East 11th Street Mortgage Loan prior to July 19, 2021. As a result, Midland Loan Services, a Division of PNC Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Midland Loan Services, a Division of PNC Bank, National Association in the capacities described above are listed in the Exhibit Index.

LNR Partners, LLC is the special servicer of the 3 Columbus Circle Mortgage Loan and the 57 East 11th Street Mortgage Loan, which constituted approximately 9.1% and 1.8%, respectively, of the asset pool of the issuing entity as of its cut-off date. In accordance with the Compliance and Disclosure Interpretations, Section 200.03 (Rules 13a-18 and 15d-18, Servicer’s Assessment of Compliance), this percentage must be reduced pro rata because it was only acting as special servicer of the 57 East 11th Street Mortgage Loan from July 19, 2021 to December 31, 2021. As a result, LNR Partners, LLC is an unaffiliated party that, as a result of such pro rata reduction of such percentage, is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB and so no servicer compliance statement is required.

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

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Solutions, LLC  This entity was engaged by the primary servicer of the Newport Corporate Center Mortgage Loan and the Central Tower Office Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

This Annual Report on Form 10-K includes an assessment of compliance with applicable servicing criteria, accountants’ attestation report and servicer compliance statement from Computershare Trust Company, National Association (“CTCNA”).  CTCNA was engaged by Wells Fargo Bank, National Association (“Wells Fargo”), in its capacity as certificate administrator and custodian, to perform certain specified servicing functions identified in the assessment of compliance with applicable servicing criteria and accountants’ attestation reports.  Wells Fargo engaged CTCNA in connection with the sale of Wells Fargo’s corporate trust services business to CTCNA and its affiliates.  Further, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this party is a “servicer” for the purposes of Item 1123 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

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

With respect to the pari passu loan combinations that include the Lakeside Apartments Mortgage Loan, the Newport Corporate Center Mortgage Loan, the 3 Columbus Circle Mortgage Loan and the 57 East 11th Street Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Berkadia Commercial Mortgage LLC as primary servicer of the Lakeside Apartments Mortgage Loan and Situs Holdings, LLC as special servicer of the Newport Corporate Center Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of Berkadia Commercial Mortgage LLC as primary servicer of the Lakeside Apartments Mortgage Loan and Situs Holdings, LLC as special servicer of the Newport Corporate Center Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB, and the servicer compliance statement of LNR Partners, LLC as special servicer of the 3 Columbus Circle Mortgage Loan and the 57 East 11th Street Mortgage Loan on and after July 19, 2021 listed on the Exhibit Index is omitted from this Annual Report on From 10-K for the reasons set forth in the Explanatory Notes above.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as Trustee, Certificate Administrator and Custodian.

In December 2014, Phoenix Light SF Limited and certain related entities and the National Credit Union Administration (NCUA) filed complaints in the United States District Court for the Southern District of New York against Wells Fargo Bank, alleging claims against Wells Fargo Bank in its capacity as trustee for a number of residential mortgage-backed securities trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York and by IKB International and IKB Deutsche Industriebank in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. Wells Fargo Bank previously settled two class action lawsuits with similar allegations that were filed in November 2014 and December 2016 by institutional investors in the Southern District of New York and New York state court, respectively. In addition, Park Royal I LLC and Park Royal II LLC have filed complaints in New York state court alleging Wells Fargo Bank, N.A., as trustee, failed to take appropriate actions upon learning of defective mortgage loan documentation. In March 2021, the Company entered into an agreement to resolve the case filed by the NCUA.

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

33.2         Rialto Capital Advisors, LLC, as Special Servicer

33.3         Wells Fargo Bank, National Association, as Trustee and Certificate Administrator

33.4         Wells Fargo Bank, National Association, as Custodian

33.5         Pentalpha Surveillance LLC, as Operating Advisor

33.6         Situs Real LLC, as EU Reporting Administrator

33.7         Computershare Trust Company, National Association, as Servicing Function Participant for the Trustee and Certificate Administrator on and after November 1, 2021

33.8         Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021

33.9         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Green Hills Corporate Center Mortgage Loan (see Exhibit 33.1)

33.10       Rialto Capital Advisors, LLC, as Special Servicer of the Green Hills Corporate Center Mortgage Loan (see Exhibit 33.2)

33.11       Wells Fargo Bank, National Association, as Trustee of the Green Hills Corporate Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.12       Wells Fargo Bank, National Association, as Custodian of the Green Hills Corporate Center Mortgage Loan (see Exhibit 33.4)

33.13       Pentalpha Surveillance LLC, as Operating Advisor of the Green Hills Corporate Center Mortgage Loan (see Exhibit 33.5)

33.14       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.8)

33.15       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Western Digital R&D Campus Mortgage Loan (see Exhibit 33.1)

33.16       Rialto Capital Advisors, LLC, as Special Servicer of the Western Digital R&D Campus Mortgage Loan (see Exhibit 33.2)

33.17       Wells Fargo Bank, National Association, as Trustee of the Western Digital R&D Campus Mortgage Loan (Omitted. See Explanatory Notes.)

33.18       Wells Fargo Bank, National Association, as Custodian of the Western Digital R&D Campus Mortgage Loan (see Exhibit 33.4)

33.19       Pentalpha Surveillance LLC, as Operating Advisor of the Western Digital R&D Campus Mortgage Loan (see Exhibit 33.5)

33.20       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.8)

33.21       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Greenleaf at Howell Mortgage Loan (see Exhibit 33.1)

33.22       Rialto Capital Advisors, LLC, as Special Servicer of the Greenleaf at Howell Mortgage Loan (see Exhibit 33.2)

33.23       Wells Fargo Bank, National Association, as Trustee of the Greenleaf at Howell Mortgage Loan (Omitted. See Explanatory Notes.)

33.24       Wells Fargo Bank, National Association, as Custodian of the Greenleaf at Howell Mortgage Loan (see Exhibit 33.4)

33.25       Pentalpha Surveillance LLC, as Operating Advisor of the Greenleaf at Howell Mortgage Loan (see Exhibit 33.5)

33.26       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.8)

33.27       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the ILPT Hawaii Portfolio Mortgage Loan (see Exhibit 33.1)

33.28       Rialto Capital Advisors, LLC, as Special Servicer of the ILPT Hawaii Portfolio Mortgage Loan (see Exhibit 33.2)

33.29       Wells Fargo Bank, National Association, as Trustee of the ILPT Hawaii Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.30       Wells Fargo Bank, National Association, as Custodian of the ILPT Hawaii Portfolio Mortgage Loan (see Exhibit 33.4)

33.31       Park Bridge Lender Services LLC, as Operating Advisor of the ILPT Hawaii Portfolio Mortgage Loan

33.32       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.8)

33.33       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 101 California Mortgage Loan (see Exhibit 33.1)

33.34       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 101 California Mortgage Loan (see Exhibit 33.1)

33.35       Wells Fargo Bank, National Association, as Trustee of the 101 California Mortgage Loan (Omitted. See Explanatory Notes.)

33.36       Wells Fargo Bank, National Association, as Custodian of the 101 California Mortgage Loan (see Exhibit 33.4)

33.37       Pentalpha Surveillance LLC, as Operating Advisor of the 101 California Mortgage Loan (see Exhibit 33.5)

33.38       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.8)

33.39       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 3 Columbus Circle Mortgage Loan (see Exhibit 33.1)

33.40       LNR Partners, LLC, as Special Servicer of the 3 Columbus Circle Mortgage Loan

33.41       Wells Fargo Bank, National Association, as Trustee of the 3 Columbus Circle Mortgage Loan (Omitted. See Explanatory Notes.)

33.42       Wells Fargo Bank, National Association, as Custodian of the 3 Columbus Circle Mortgage Loan (see Exhibit 33.4)

33.43       Pentalpha Surveillance LLC, as Operating Advisor of the 3 Columbus Circle Mortgage Loan (see Exhibit 33.5)

33.44       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.8)

33.45       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Heartland Dental Medical Office Portfolio Mortgage Loan (see Exhibit 33.1)

33.46       Rialto Capital Advisors, LLC, as Special Servicer of the Heartland Dental Medical Office Portfolio Mortgage Loan (see Exhibit 33.2)

33.47       Wilmington Trust, National Association, as Trustee of the Heartland Dental Medical Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.48       Wells Fargo Bank, National Association, as Custodian of the Heartland Dental Medical Office Portfolio Mortgage Loan (see Exhibit 33.4)

33.49       Park Bridge Lender Services LLC, as Operating Advisor of the Heartland Dental Medical Office Portfolio Mortgage Loan (see Exhibit 33.31)

33.50       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.8)

33.51       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 59 Maiden Lane Mortgage Loan (see Exhibit 33.1)

33.52       KeyBank National Association, as Special Servicer of the 59 Maiden Lane Mortgage Loan

33.53       Wells Fargo Bank, National Association, as Trustee of the 59 Maiden Lane Mortgage Loan (Omitted. See Explanatory Notes.)

33.54       Wells Fargo Bank, National Association, as Custodian of the 59 Maiden Lane Mortgage Loan (see Exhibit 33.4)

33.55       Park Bridge Lender Services LLC, as Operating Advisor of the 59 Maiden Lane Mortgage Loan (see Exhibit 33.31)

33.56       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.8)

33.57       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Arbor Hotel Portfolio Mortgage Loan (see Exhibit 33.1)

33.58       KeyBank National Association, as Special Servicer of the Arbor Hotel Portfolio Mortgage Loan (see Exhibit 33.52)

33.59       Wells Fargo Bank, National Association, as Trustee of the Arbor Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.60       Wells Fargo Bank, National Association, as Custodian of the Arbor Hotel Portfolio Mortgage Loan (see Exhibit 33.4)

33.61       Park Bridge Lender Services LLC, as Operating Advisor of the Arbor Hotel Portfolio Mortgage Loan (see Exhibit 33.31)

33.62       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.8)

33.63       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Moffett Towers II - Building V Mortgage Loan (see Exhibit 33.1)

33.64       KeyBank National Association, as Special Servicer of the Moffett Towers II - Building V Mortgage Loan (see Exhibit 33.52)

33.65       Wells Fargo Bank, National Association, as Trustee of the Moffett Towers II - Building V Mortgage Loan (Omitted. See Explanatory Notes.)

33.66       Wells Fargo Bank, National Association, as Custodian of the Moffett Towers II - Building V Mortgage Loan (see Exhibit 33.4)

33.67       Park Bridge Lender Services LLC, as Operating Advisor of the Moffett Towers II - Building V Mortgage Loan (see Exhibit 33.31)

33.68       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.8)

33.69       Berkadia Commercial Mortgage LLC, as Primary Servicer of the Lakeside Apartments Mortgage Loan (Omitted. See Explanatory Notes.)

33.70       KeyBank National Association, as Special Servicer of the Lakeside Apartments Mortgage Loan (see Exhibit 33.52)

33.71       Wells Fargo Bank, National Association, as Trustee of the Lakeside Apartments Mortgage Loan (Omitted. See Explanatory Notes.)

33.72       Wells Fargo Bank, National Association, as Custodian of the Lakeside Apartments Mortgage Loan (see Exhibit 33.4)

33.73       Park Bridge Lender Services LLC, as Operating Advisor of the Lakeside Apartments Mortgage Loan (see Exhibit 33.31)

33.74       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.8)

33.75       Wells Fargo Bank, National Association, as Primary Servicer of the Newport Corporate Center Mortgage Loan

33.76       Situs Holdings, LLC, as Special Servicer of the Newport Corporate Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.77       Wilmington Trust, National Association, as Trustee of the Newport Corporate Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.78       Wells Fargo Bank, National Association, as Custodian of the Newport Corporate Center Mortgage Loan (see Exhibit 33.4)

33.79       Pentalpha Surveillance LLC, as Operating Advisor of the Newport Corporate Center Mortgage Loan (see Exhibit 33.5)

33.80       CoreLogic Solutions, LLC, as Servicing Function Participant of the Newport Corporate Center Mortgage Loan

33.81       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.8)

33.82       Wells Fargo Bank, National Association, as Primary Servicer of the Central Tower Office Mortgage Loan (see Exhibit 33.75)

33.83       Rialto Capital Advisors, LLC, as Special Servicer of the Central Tower Office Mortgage Loan (see Exhibit 33.2)

33.84       Wilmington Trust, National Association, as Trustee of the Central Tower Office Mortgage Loan (Omitted. See Explanatory Notes.)

33.85       Wells Fargo Bank, National Association, as Custodian of the Central Tower Office Mortgage Loan (see Exhibit 33.4)

33.86       Pentalpha Surveillance LLC, as Operating Advisor of the Central Tower Office Mortgage Loan (see Exhibit 33.5)

33.87       CoreLogic Solutions, LLC, as Servicing Function Participant of the Central Tower Office Mortgage Loan (see Exhibit 33.80)

33.88       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.8)

33.89       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the SWVP Portfolio Mortgage Loan (see Exhibit 33.1)

33.90       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the SWVP Portfolio Mortgage Loan (see Exhibit 33.1)

33.91       Wells Fargo Bank, National Association, as Trustee of the SWVP Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.92       Wells Fargo Bank, National Association, as Custodian of the SWVP Portfolio Mortgage Loan (see Exhibit 33.4)

33.93       Pentalpha Surveillance LLC, as Operating Advisor of the SWVP Portfolio Mortgage Loan (see Exhibit 33.5)

33.94       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.8)

33.95       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 57 East 11th Street Mortgage Loan (see Exhibit 33.1)

33.96       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 57 East 11th Street Mortgage Loan prior to July 19, 2021 (see Exhibit 33.1)

33.97       LNR Partners, LLC, as Special Servicer of the 57 East 11th Street Mortgage Loan on and after July 19, 2021 (see Exhibit 33.40)

33.98       Wells Fargo Bank, National Association, as Trustee of the 57 East 11th Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.99       Wells Fargo Bank, National Association, as Custodian of the 57 East 11th Street Mortgage Loan (see Exhibit 33.4)

33.100     Pentalpha Surveillance LLC, as Operating Advisor of the 57 East 11th Street Mortgage Loan (see Exhibit 33.5)

33.101     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.8)

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

34.2         Rialto Capital Advisors, LLC, as Special Servicer

34.3         Wells Fargo Bank, National Association, as Trustee and Certificate Administrator

34.4         Wells Fargo Bank, National Association, as Custodian

34.5         Pentalpha Surveillance LLC, as Operating Advisor

34.6         Situs Real LLC, as EU Reporting Administrator

34.7         Computershare Trust Company, National Association, as Servicing Function Participant for the Trustee and Certificate Administrator on and after November 1, 2021

34.8         Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021

34.9         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Green Hills Corporate Center Mortgage Loan (see Exhibit 34.1)

34.10       Rialto Capital Advisors, LLC, as Special Servicer of the Green Hills Corporate Center Mortgage Loan (see Exhibit 34.2)

34.11       Wells Fargo Bank, National Association, as Trustee of the Green Hills Corporate Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.12       Wells Fargo Bank, National Association, as Custodian of the Green Hills Corporate Center Mortgage Loan (see Exhibit 34.4)

34.13       Pentalpha Surveillance LLC, as Operating Advisor of the Green Hills Corporate Center Mortgage Loan (see Exhibit 34.5)

34.14       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.8)

34.15       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Western Digital R&D Campus Mortgage Loan (see Exhibit 34.1)

34.16       Rialto Capital Advisors, LLC, as Special Servicer of the Western Digital R&D Campus Mortgage Loan (see Exhibit 34.2)

34.17       Wells Fargo Bank, National Association, as Trustee of the Western Digital R&D Campus Mortgage Loan (Omitted. See Explanatory Notes.)

34.18       Wells Fargo Bank, National Association, as Custodian of the Western Digital R&D Campus Mortgage Loan (see Exhibit 34.4)

34.19       Pentalpha Surveillance LLC, as Operating Advisor of the Western Digital R&D Campus Mortgage Loan (see Exhibit 34.5)

34.20       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.8)

34.21       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Greenleaf at Howell Mortgage Loan (see Exhibit 34.1)

34.22       Rialto Capital Advisors, LLC, as Special Servicer of the Greenleaf at Howell Mortgage Loan (see Exhibit 34.2)

34.23       Wells Fargo Bank, National Association, as Trustee of the Greenleaf at Howell Mortgage Loan (Omitted. See Explanatory Notes.)

34.24       Wells Fargo Bank, National Association, as Custodian of the Greenleaf at Howell Mortgage Loan (see Exhibit 34.4)

34.25       Pentalpha Surveillance LLC, as Operating Advisor of the Greenleaf at Howell Mortgage Loan (see Exhibit 34.5)

34.26       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.8)

34.27       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the ILPT Hawaii Portfolio Mortgage Loan (see Exhibit 34.1)

34.28       Rialto Capital Advisors, LLC, as Special Servicer of the ILPT Hawaii Portfolio Mortgage Loan (see Exhibit 34.2)

34.29       Wells Fargo Bank, National Association, as Trustee of the ILPT Hawaii Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.30       Wells Fargo Bank, National Association, as Custodian of the ILPT Hawaii Portfolio Mortgage Loan (see Exhibit 34.4)

34.31       Park Bridge Lender Services LLC, as Operating Advisor of the ILPT Hawaii Portfolio Mortgage Loan

34.32       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.8)

34.33       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 101 California Mortgage Loan (see Exhibit 34.1)

34.34       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 101 California Mortgage Loan (see Exhibit 34.1)

34.35       Wells Fargo Bank, National Association, as Trustee of the 101 California Mortgage Loan (Omitted. See Explanatory Notes.)

34.36       Wells Fargo Bank, National Association, as Custodian of the 101 California Mortgage Loan (see Exhibit 34.4)

34.37       Pentalpha Surveillance LLC, as Operating Advisor of the 101 California Mortgage Loan (see Exhibit 34.5)

34.38       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.8)

34.39       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 3 Columbus Circle Mortgage Loan (see Exhibit 34.1)

34.40       LNR Partners, LLC, as Special Servicer of the 3 Columbus Circle Mortgage Loan

34.41       Wells Fargo Bank, National Association, as Trustee of the 3 Columbus Circle Mortgage Loan (Omitted. See Explanatory Notes.)

34.42       Wells Fargo Bank, National Association, as Custodian of the 3 Columbus Circle Mortgage Loan (see Exhibit 34.4)

34.43       Pentalpha Surveillance LLC, as Operating Advisor of the 3 Columbus Circle Mortgage Loan (see Exhibit 34.5)

34.44       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.8)

34.45       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Heartland Dental Medical Office Portfolio Mortgage Loan (see Exhibit 34.1)

34.46       Rialto Capital Advisors, LLC, as Special Servicer of the Heartland Dental Medical Office Portfolio Mortgage Loan (see Exhibit 34.2)

34.47       Wilmington Trust, National Association, as Trustee of the Heartland Dental Medical Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.48       Wells Fargo Bank, National Association, as Custodian of the Heartland Dental Medical Office Portfolio Mortgage Loan (see Exhibit 34.4)

34.49       Park Bridge Lender Services LLC, as Operating Advisor of the Heartland Dental Medical Office Portfolio Mortgage Loan (see Exhibit 34.31)

34.50       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.8)

34.51       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 59 Maiden Lane Mortgage Loan (see Exhibit 34.1)

34.52       KeyBank National Association, as Special Servicer of the 59 Maiden Lane Mortgage Loan

34.53       Wells Fargo Bank, National Association, as Trustee of the 59 Maiden Lane Mortgage Loan (Omitted. See Explanatory Notes.)

34.54       Wells Fargo Bank, National Association, as Custodian of the 59 Maiden Lane Mortgage Loan (see Exhibit 34.4)

34.55       Park Bridge Lender Services LLC, as Operating Advisor of the 59 Maiden Lane Mortgage Loan (see Exhibit 34.31)

34.56       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.8)

34.57       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Arbor Hotel Portfolio Mortgage Loan (see Exhibit 34.1)

34.58       KeyBank National Association, as Special Servicer of the Arbor Hotel Portfolio Mortgage Loan (see Exhibit 34.52)

34.59       Wells Fargo Bank, National Association, as Trustee of the Arbor Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.60       Wells Fargo Bank, National Association, as Custodian of the Arbor Hotel Portfolio Mortgage Loan (see Exhibit 34.4)

34.61       Park Bridge Lender Services LLC, as Operating Advisor of the Arbor Hotel Portfolio Mortgage Loan (see Exhibit 34.31)

34.62       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.8)

34.63       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Moffett Towers II - Building V Mortgage Loan (see Exhibit 34.1)

34.64       KeyBank National Association, as Special Servicer of the Moffett Towers II - Building V Mortgage Loan (see Exhibit 34.52)

34.65       Wells Fargo Bank, National Association, as Trustee of the Moffett Towers II - Building V Mortgage Loan (Omitted. See Explanatory Notes.)

34.66       Wells Fargo Bank, National Association, as Custodian of the Moffett Towers II - Building V Mortgage Loan (see Exhibit 34.4)

34.67       Park Bridge Lender Services LLC, as Operating Advisor of the Moffett Towers II - Building V Mortgage Loan (see Exhibit 34.31)

34.68       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.8)

34.69       Berkadia Commercial Mortgage LLC, as Primary Servicer of the Lakeside Apartments Mortgage Loan (Omitted. See Explanatory Notes.)

34.70       KeyBank National Association, as Special Servicer of the Lakeside Apartments Mortgage Loan (see Exhibit 34.52)

34.71       Wells Fargo Bank, National Association, as Trustee of the Lakeside Apartments Mortgage Loan (Omitted. See Explanatory Notes.)

34.72       Wells Fargo Bank, National Association, as Custodian of the Lakeside Apartments Mortgage Loan (see Exhibit 34.4)

34.73       Park Bridge Lender Services LLC, as Operating Advisor of the Lakeside Apartments Mortgage Loan (see Exhibit 34.31)

34.74       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.8)

34.75       Wells Fargo Bank, National Association, as Primary Servicer of the Newport Corporate Center Mortgage Loan

34.76       Situs Holdings, LLC, as Special Servicer of the Newport Corporate Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.77       Wilmington Trust, National Association, as Trustee of the Newport Corporate Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.78       Wells Fargo Bank, National Association, as Custodian of the Newport Corporate Center Mortgage Loan (see Exhibit 34.4)

34.79       Pentalpha Surveillance LLC, as Operating Advisor of the Newport Corporate Center Mortgage Loan (see Exhibit 34.5)

34.80       CoreLogic Solutions, LLC, as Servicing Function Participant of the Newport Corporate Center Mortgage Loan

34.81       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.8)

34.82       Wells Fargo Bank, National Association, as Primary Servicer of the Central Tower Office Mortgage Loan (see Exhibit 34.75)

34.83       Rialto Capital Advisors, LLC, as Special Servicer of the Central Tower Office Mortgage Loan (see Exhibit 34.2)

34.84       Wilmington Trust, National Association, as Trustee of the Central Tower Office Mortgage Loan (Omitted. See Explanatory Notes.)

34.85       Wells Fargo Bank, National Association, as Custodian of the Central Tower Office Mortgage Loan (see Exhibit 34.4)

34.86       Pentalpha Surveillance LLC, as Operating Advisor of the Central Tower Office Mortgage Loan (see Exhibit 34.5)

34.87       CoreLogic Solutions, LLC, as Servicing Function Participant of the Central Tower Office Mortgage Loan (see Exhibit 34.80)

34.88       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.8)

34.89       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the SWVP Portfolio Mortgage Loan (see Exhibit 34.1)

34.90       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the SWVP Portfolio Mortgage Loan (see Exhibit 34.1)

34.91       Wells Fargo Bank, National Association, as Trustee of the SWVP Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.92       Wells Fargo Bank, National Association, as Custodian of the SWVP Portfolio Mortgage Loan (see Exhibit 34.4)

34.93       Pentalpha Surveillance LLC, as Operating Advisor of the SWVP Portfolio Mortgage Loan (see Exhibit 34.5)

34.94       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.8)

34.95       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 57 East 11th Street Mortgage Loan (see Exhibit 34.1)

34.96       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 57 East 11th Street Mortgage Loan prior to July 19, 2021 (see Exhibit 34.1)

34.97       LNR Partners, LLC, as Special Servicer of the 57 East 11th Street Mortgage Loan on and after July 19, 2021 (see Exhibit 34.40)

34.98       Wells Fargo Bank, National Association, as Trustee of the 57 East 11th Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.99       Wells Fargo Bank, National Association, as Custodian of the 57 East 11th Street Mortgage Loan (see Exhibit 34.4)

34.100     Pentalpha Surveillance LLC, as Operating Advisor of the 57 East 11th Street Mortgage Loan (see Exhibit 34.5)

34.101     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.8)

35            Servicer compliance statements.

35.1         Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

35.2         Rialto Capital Advisors, LLC, as Special Servicer

35.3         Wells Fargo Bank, National Association, as Certificate Administrator

35.4         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator on and after November 1, 2021

35.5         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Green Hills Corporate Center Mortgage Loan (see Exhibit 35.1)

35.6         Rialto Capital Advisors, LLC, as Special Servicer of the Green Hills Corporate Center Mortgage Loan (see Exhibit 35.2)

35.7         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Western Digital R&D Campus Mortgage Loan (see Exhibit 35.1)

35.8         Rialto Capital Advisors, LLC, as Special Servicer of the Western Digital R&D Campus Mortgage Loan (see Exhibit 35.2)

35.9         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Greenleaf at Howell Mortgage Loan (see Exhibit 35.1)

35.10       Rialto Capital Advisors, LLC, as Special Servicer of the Greenleaf at Howell Mortgage Loan (see Exhibit 35.2)

35.11       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the ILPT Hawaii Portfolio Mortgage Loan (see Exhibit 35.1)

35.12       Rialto Capital Advisors, LLC, as Special Servicer of the ILPT Hawaii Portfolio Mortgage Loan (see Exhibit 35.2)

35.13       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 101 California Mortgage Loan (see Exhibit 35.1)

35.14       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 101 California Mortgage Loan (see Exhibit 35.1)

35.15       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 3 Columbus Circle Mortgage Loan (see Exhibit 35.1)

35.16       LNR Partners, LLC, as Special Servicer of the 3 Columbus Circle Mortgage Loan (Omitted. See Explanatory Notes.)

35.17       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Heartland Dental Medical Office Portfolio Mortgage Loan (see Exhibit 35.1)

35.18       Rialto Capital Advisors, LLC, as Special Servicer of the Heartland Dental Medical Office Portfolio Mortgage Loan (see Exhibit 35.2)

35.19       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 59 Maiden Lane Mortgage Loan (see Exhibit 35.1)

35.20       KeyBank National Association, as Special Servicer of the 59 Maiden Lane Mortgage Loan

35.21       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Arbor Hotel Portfolio Mortgage Loan (see Exhibit 35.1)

35.22       KeyBank National Association, as Special Servicer of the Arbor Hotel Portfolio Mortgage Loan (see Exhibit 35.20)

35.23       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Moffett Towers II - Building V Mortgage Loan (see Exhibit 35.1)

35.24       KeyBank National Association, as Special Servicer of the Moffett Towers II - Building V Mortgage Loan (see Exhibit 35.20)

35.25       Berkadia Commercial Mortgage LLC, as Primary Servicer of the Lakeside Apartments Mortgage Loan (Omitted. See Explanatory Notes.)

35.26       KeyBank National Association, as Special Servicer of the Lakeside Apartments Mortgage Loan (see Exhibit 35.20)

35.27       Wells Fargo Bank, National Association, as Primary Servicer of the Newport Corporate Center Mortgage Loan

35.28       Situs Holdings, LLC, as Special Servicer of the Newport Corporate Center Mortgage Loan (Omitted. See Explanatory Notes.)

35.29       Wells Fargo Bank, National Association, as Primary Servicer of the Central Tower Office Mortgage Loan (see Exhibit 35.27)

35.30       Rialto Capital Advisors, LLC, as Special Servicer of the Central Tower Office Mortgage Loan (see Exhibit 35.2)

35.31       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the SWVP Portfolio Mortgage Loan (see Exhibit 35.1)

35.32       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the SWVP Portfolio Mortgage Loan (see Exhibit 35.1)

35.33       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 57 East 11th Street Mortgage Loan (see Exhibit 35.1)

35.34       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 57 East 11th Street Mortgage Loan prior to July 19, 2021 (see Exhibit 35.1)

35.35       LNR Partners, LLC, as Special Servicer of the 57 East 11th Street Mortgage Loan on and after July 19, 2021 (Omitted. See Explanatory Notes.)

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

Date: March 16, 2022