Form 10-K
period 2023-12-31
Benchmark 2019-B11 Mortgage Trust
filed 2024-03-14
CIK 1775756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Large accelerated filer        ☐                                                                                                        Accelerated filer                                      ☐

Non-accelerated filer          ⌧                                                                                                        Smaller reporting company                     ☐

                                                                                                                                                        Emerging growth company                     ☐

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

The Heartland Dental Medical Office Portfolio Mortgage Loan, previously an asset of the issuing entity, was not an asset of the issuing entity during the reporting period and is omitted from this Annual Report on Form 10-K and will be omitted from subsequent Annual Reports on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the 59 Maiden Lane Mortgage Loan, the Arbor Hotel Portfolio Mortgage Loan, the Moffett Towers II - Building V Mortgage Loan and the Lakeside Apartments Mortgage Loan, which constituted approximately 6.8%, 4.5%, 3.9% and 3.2%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The 59 Maiden Lane Mortgage Loan, the Arbor Hotel Portfolio Mortgage Loan, the Moffett Towers II - Building V Mortgage Loan and the Lakeside Apartments Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the 59 Maiden Lane Mortgage Loan, two other pari passu loans, which are not assets of the issuing entity, (b) with respect to the Arbor Hotel Portfolio Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity, (c) with respect to the Moffett Towers II - Building V Mortgage Loan, three other pari passu loans and four subordinate companion loans, which are not assets of the issuing entity or (d) with respect to the Lakeside Apartments Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity. A pari passu portion of each loan combination was securitized in the GS Mortgage Securities Trust 2019-GC39 transaction, Commission File Number 333-226082-02 (the “GSMS 2019-GC39 Transaction”). These loan combinations, including the 59 Maiden Lane Mortgage Loan, the Arbor Hotel Portfolio Mortgage Loan, the Moffett Towers II - Building V Mortgage Loan and the Lakeside Apartments Mortgage Loan, are being serviced and administered pursuant to the pooling and servicing agreement for the GSMS 2019-GC39 Transaction, which is incorporated by reference as Exhibit 4.5 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Newport Corporate Center Mortgage Loan and the Central Tower Office Mortgage Loan, which constituted approximately 3.7% and 3.1%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The Newport Corporate Center Mortgage Loan and the Central Tower Office Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the Newport Corporate Center Mortgage Loan, three other pari passu loans and ten subordinate companion loans, which are not assets of the issuing entity or (b) with respect to the Central Tower Office Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity. A pari passu portion of each loan combination was securitized in the BANK 2019-BNK18 transaction, Commission File Number 333-228375-01 (the “BANK 2019-BNK18 Transaction”). These loan combinations, including the Newport Corporate Center Mortgage Loan and the Central Tower Office Mortgage Loan, are being serviced and administered pursuant to the pooling and servicing agreement for the BANK 2019-BNK18 Transaction, which is incorporated by reference as Exhibit 4.6 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the SWVP Portfolio Mortgage Loan, which constituted approximately 4.5% of the asset pool of the issuing entity as of its cut-off date.  The SWVP Portfolio Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the SWVP Portfolio Mortgage Loan and eight other pari passu loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the BBCMS Mortgage Trust 2019-C3 transaction, Commission File Number 333-226850-02 (the “BBCMS 2019-C3 Transaction”). This loan combination, including the SWVP Portfolio Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the BBCMS 2019-C3 Transaction, which is incorporated by reference as Exhibit 4.7 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the 57 East 11th Street Mortgage Loan, which constituted approximately 1.8% of the asset pool of the issuing entity as of its cut-off date.  The 57 East 11th Street Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the 57 East 11th Street Mortgage Loan and two other pari passu loans, which are not assets of the issuing entity. This loan combination, including the 57 East 11th Street Mortgage Loan, was serviced under the pooling and servicing agreement for the GSMS 2019-GC39 Transaction prior to the closing of the securitization of a pari passu portion of the 57 East 11th Street loan combination in the GS Mortgage Securities Trust 2019-GC40 transaction, Commission File Number 333-226082-03 (the “GSMS 2019-GC40 Transaction”).  After the closing of the GSMS 2019-GC40 Transaction on July 11, 2019, this loan combination, including the 57 East 11th Street Mortgage Loan was, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the GSMS 2019-GC40 Transaction, which is incorporated by reference as Exhibit 4.8 to this Annual Report on Form 10-K.

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

Midland Loan Services, a Division of PNC Bank, National Association is the master servicer of the mortgage loans serviced under the Pooling and Servicing Agreement, the primary servicer of the 3 Columbus Circle Mortgage Loan, the ILPT Hawaii Portfolio Mortgage Loan, the 59 Maiden Lane Mortgage Loan, the Arbor Hotel Portfolio Mortgage Loan, the SWVP Portfolio Mortgage Loan, the Moffett Towers II - Building V Mortgage Loan and the 57 East 11th Street Mortgage Loan, the primary servicer and special servicer of the 101 California Mortgage Loan and the special servicer of the SWVP Portfolio Mortgage Loan prior to May 10, 2023. As a result, Midland Loan Services, a Division of PNC Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Midland Loan Services, a Division of PNC Bank, National Association in the capacities described above are listed in the Exhibit Index.

Rialto Capital Advisors, LLC is the special servicer of the mortgage loans serviced under the Pooling and Servicing Agreement, the ILPT Hawaii Portfolio Mortgage Loan and the Central Tower Office Mortgage Loan. As a result, Rialto Capital Advisors, LLC is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Rialto Capital Advisors, LLC in the capacities described above are listed in the Exhibit Index.

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

Wells Fargo Bank, National Association is the custodian of the mortgage loans serviced under the Pooling and Servicing Agreement, the 3 Columbus Circle Mortgage Loan, the ILPT Hawaii Portfolio Mortgage Loan, the 59 Maiden Lane Mortgage Loan, the SWVP Portfolio Mortgage Loan, the 101 California Mortgage Loan, the Arbor Hotel Portfolio Mortgage Loan, the Moffett Towers II - Building V Mortgage Loan, the Newport Corporate Center Mortgage Loan, the Lakeside Apartments Mortgage Loan, the Central Tower Office Mortgage Loan and the 57 East 11th Street Mortgage Loan.  As a result, Wells Fargo Bank, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

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

Wilmington Trust, National Association acts as trustee of the Newport Corporate Center Mortgage Loan and the Central Tower Office Mortgage Loan.  Pursuant to the pooling and servicing agreement for the BANK 2019-BNK18 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the Newport Corporate Center Mortgage Loan and the Central Tower Office Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

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

With respect to the pari passu loan combinations that include the Lakeside Apartments Mortgage Loan, the Newport Corporate Center Mortgage Loan and the SWVP Portfolio Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Berkadia Commercial Mortgage LLC as primary servicer of the Lakeside Apartments Mortgage Loan, Situs Holdings, LLC as special servicer of the Newport Corporate Center Mortgage Loan and K-Star Asset Management LLC as special servicer of the SWVP Portfolio Mortgage Loan on and after May 10, 2023, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of Berkadia Commercial Mortgage LLC as primary servicer of the Lakeside Apartments Mortgage Loan, Situs Holdings, LLC as special servicer of the Newport Corporate Center Mortgage Loan and K-Star Asset Management LLC as special servicer of the SWVP Portfolio Mortgage Loan on and after May 10, 2023, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

PART I

Item 1.  Business.

Omitted.

Item 1A.  Risk Factors.

Omitted.

Item 1B.  Unresolved Staff Comments.

None.

Item 1C.  Cybersecurity.

Omitted.

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

In December 2014, Phoenix Light SF Limited (Phoenix Light) and certain related entities filed a complaint in the United States District Court for the Southern District of New York alleging claims against Wells Fargo Bank, N.A., in its capacity as trustee for a number of residential mortgage-backed securities (RMBS) trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York, IKB International and IKB Deutsche Industriebank (together, IKB) in New York state court, and Park Royal I LLC and Park Royal II LLC in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, N.A., as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. In July 2022, the district court dismissed Phoenix Light’s claims and certain of the claims asserted by Commerzbank AG, and subsequently entered judgment in each case in favor of Wells Fargo Bank, N.A. In August 2022, Phoenix Light and Commerzbank AG each appealed the district court’s decision to the United States Court of Appeals for the Second Circuit. Phoenix Light dismissed its appeal in May 2023, terminating its case. In November 2023, Wells Fargo Bank, N.A. entered into an agreement with IKB to resolve IKB’s claims. Wells Fargo Bank, N.A. previously settled two class actions filed by institutional investors and an action filed by the National Credit Union Administration with similar allegations.

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

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the 59 Maiden Lane Mortgage Loan, the Arbor Hotel Portfolio Mortgage Loan, the Moffett Towers II - Building V Mortgage Loan and the Lakeside Apartments Mortgage Loan, which are being serviced and administered pursuant to the pooling and servicing agreement for the GSMS 2019-GC39 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the pooling and servicing agreement for the GSMS 2019-GC39 Transaction incorporated by reference as Exhibit 4.5 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the GSMS 2019-GC39 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Newport Corporate Center Mortgage Loan and the Central Tower Office Mortgage Loan, which are being serviced and administered pursuant to the pooling and servicing agreement for the BANK 2019-BNK18 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit Z to the pooling and servicing agreement for the BANK 2019-BNK18 Transaction incorporated by reference as Exhibit 4.6 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the BANK 2019-BNK18 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the SWVP Portfolio Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the BBCMS 2019-C3 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the pooling and servicing agreement for the BBCMS 2019-C3 Transaction incorporated by reference as Exhibit 4.7 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the BBCMS 2019-C3 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the 57 East 11th Street Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the GSMS 2019-GC40 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the pooling and servicing agreement for the GSMS 2019-GC40 Transaction incorporated by reference as Exhibit 4.8 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the GSMS 2019-GC40 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

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

4.2           Trust and Servicing Agreement, dated as of March 7, 2019, by and among Morgan Stanley Capital I Inc., as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Servicer, Rialto Capital Advisors, LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Custodian and Trustee, and Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K filed on June 17, 2019 under Commission File No. 333-226123-03 and incorporated by reference herein).

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

4.6           Pooling and Servicing Agreement, dated as of May 1, 2019, by and among Banc of America Merrill Lynch Commercial Mortgage Inc., as Depositor, Wells Fargo Bank, National Association, as General Master Servicer, Rialto Capital Advisors, LLC, as General Special Servicer, National Cooperative Bank, N.A., as NCB Master Servicer and NCB Special Servicer, Situs Holdings, LLC, as Newport Corporate Center Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee, and Pentalpha Surveillance LLC, as Operating Advisor and Asset Representations Reviewer (filed as Exhibit 4.7 to the registrant’s Current Report on Form 8-K filed on June 17, 2019 under Commission File No. 333-226123-03 and incorporated by reference herein).

4.7           Pooling and Servicing Agreement, dated as of June 1, 2019, by and among Barclays Commercial Mortgage Securities LLC, as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wells Fargo Bank, National Association, as Trustee, and Pentalpha Surveillance LLC, as Operating Advisor and Asset Representations Reviewer (filed as Exhibit 4.6 to the registrant’s Current Report on Form 8-K filed on June 17, 2019 under Commission File No. 333-226123-03 and incorporated by reference herein).

4.8           Pooling and Servicing Agreement, dated as of July 1, 2019, by and among GS Mortgage Securities Corporation II, as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer and Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator and Trustee, and Pentalpha Surveillance LLC, as Operating Advisor and Asset Representations Reviewer (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on July 12, 2019 under Commission File No. 333-226123-03 and incorporated by reference herein).

4.9           Agreement Between Noteholders, dated as of March 13, 2019, by and between, JPMorgan Chase Bank, National Association, as Initial Note A-1-1 Holder, Initial Note A-1-2 Holder, Initial Note A-1-3 Holder, Initial Note A-1-4 Holder, Initial Note A-1-5 Holder, Initial Note A-1-6 Holder, Initial Note A-1-7 Holder and Initial Note A-1-8 Holder, Deutsche Bank AG, acting through its New York Branch, as Note A-2-1 Holder, Note A-2-2 Holder, Note A-2-3 Holder, Note A-2-4 Holder and Note A-2-5 Holder, JPMorgan Chase Bank, National Association, as Initial Note B-1 Holder, and Deutsche Bank AG, acting through its New York Branch, as Note B-2 Holder (filed as Exhibit 4.9 to the registrant’s Current Report on Form 8-K filed on June 17, 2019 under Commission File No. 333-226123-03 and incorporated by reference herein).

4.10         Agreement Between Note Holders, dated as of March 7, 2019, by and between Morgan Stanley Bank, N.A., as Initial Note A-1 Holder, Initial Note A-5-1 Holder, Initial Note A-5-2 Holder, Initial Note A-5-3 Holder and Initial Note A-5-4 Holder, Citi Real Estate Funding Inc., as Initial Note A-2 Holder, Initial Note A-6-1 Holder, Initial Note A-6-2 Holder and Initial Note A-6-3 Holder, UBS AG, New York Branch, as Initial Note A-3 Holder, Initial Note A-7-1 Holder, Initial Note A-7-2 Holder, Initial Note A-9 Holder, Initial Note A-10 Holder and Initial Note A-11 Holder, JPMorgan Chase Bank, National Association, as Initial Note A-4 Holder, Initial Note A-8-1 Holder and Initial Note A-8-2 Holder (filed as Exhibit 4.10 to the registrant’s Current Report on Form 8-K filed on June 17, 2019 under Commission File No. 333-226123-03 and incorporated by reference herein).

4.11         Agreement Between Note Holders, dated as of April 11, 2019, by and between Citi Real Estate Funding Inc., as Initial Note A-1 Holder, Citi Real Estate Funding Inc., as Initial Note A-2 Holder, and Citi Real Estate Funding Inc., as Initial Note A-3 Holder (filed as Exhibit 4.11 to the registrant’s Current Report on Form 8-K filed on June 17, 2019 under Commission File No. 333-226123-03 and incorporated by reference herein).

4.12         Amended and Restated Co-Lender Agreement, dated as of May 3, 2019, by and among, Wells Fargo Bank, National Association, as Trustee for the Benefit of the Registered Holders of the CALI 2019-101C Mortgage Trust, Commercial Mortgage Pass-Through Certificates, Series 2019-101C, as Note A-1 Holder, Note A-2 Holder, Note B-1 Holder and Note B-2 Holder, Wells Fargo Bank, National Association, as Trustee for the Benefit of the Registered Holders of the Benchmark 2019-B10 Mortgage Trust, Commercial Mortgage Pass-Through Certificates, Series 2019-B10, as Note A-8 Holder and Note A-9 Holder, Goldman Sachs Mortgage Company, as Initial Note A-3 Holder, Initial Note A-4 Holder and Initial Note A-5 Holder, and JPMorgan Chase Bank, National Association, as Initial Note A-6 Holder and Initial Note A-7 Holder (filed as Exhibit 4.12 to the registrant’s Current Report on Form 8-K filed on June 17, 2019 under Commission File No. 333-226123-03 and incorporated by reference herein).

4.13         Co-Lender Agreement, dated as of June 11, 2019, by and between Societe Generale Financial Corporation and JPMorgan Chase Bank, National Association (filed as Exhibit 4.13 to the registrant’s Current Report on Form 8-K filed on June 17, 2019 under Commission File No. 333-226123-03 and incorporated by reference herein).

4.14         Co-Lender Agreement, dated as of April 17, 2019, by and between Citi Real Estate Funding Inc., as Initial Note A-1 Holder, and Citi Real Estate Funding Inc., as Initial Note A-2 Holder (filed as Exhibit 4.14 to the registrant’s Current Report on Form 8-K filed on June 17, 2019 under Commission File No. 333-226123-03 and incorporated by reference herein).

4.15         Co-Lender Agreement, dated as of June 17, 2019, by and between Citi Real Estate Funding Inc., as Initial Note A-1 Holder, and Citi Real Estate Funding Inc., as Initial Note A-2 Holder (filed as Exhibit 4.15 to the registrant’s Current Report on Form 8-K filed on June 17, 2019 under Commission File No. 333-226123-03 and incorporated by reference herein).

4.16         Agreement Between Noteholders, dated as of March 8, 2019, by and between Goldman Sachs Bank USA, as Initial Note A-2 Holder, Initial Note A-3 Holder, Initial Note A-4 Holder, Initial Note B-2 Holder and Initial Note C-2 Holder, and Deutsche Bank AG, New York Branch, as Initial Note A-1 Holder, Initial Note B-1 Holder and Initial Note C-1 Holder (filed as Exhibit 4.16 to the registrant’s Current Report on Form 8-K filed on June 17, 2019 under Commission File No. 333-226123-03 and incorporated by reference herein).

4.17         Agreement Between Noteholders, dated as of May 16, 2019, by and between Deutsche Bank AG, New York Branch, as Initial Note A-1-A Holder, Initial Note A-1-B Holder, Initial Note A-1-C Holder, Initial Note B-1-A Holder, Initial Note B-1-B Holder, Initial Note C-1-A Holder, Initial Note C-1-B Holder and Initial Note D-1 Holder, and Wells Fargo Bank, National Association, as Initial Note A-2-A Holder, Initial Note A-2-B Holder, Initial Note A-2-C Holder, Initial Note B-2-A Holder, Initial Note B-2-B Holder, Initial Note C-2-A Holder, Initial Note C-2-B Holder and Initial Note D-2 Holder (filed as Exhibit 4.17 to the registrant’s Current Report on Form 8-K filed on June 17, 2019 under Commission File No. 333-226123-03 and incorporated by reference herein).

4.18         Co-Lender Agreement, dated as of June 17, 2019, by and between Citi Real Estate Funding Inc., as Initial Note A-1 Holder, and Citi Real Estate Funding Inc., as Initial Note A-2 Holder (filed as Exhibit 4.18 to the registrant’s Current Report on Form 8-K filed on June 17, 2019 under Commission File No. 333-226123-03 and incorporated by reference herein).

4.19         Co-Lender Agreement, dated as of March 1, 2019, by and between Citi Real Estate Funding Inc., as Initial Note A-1 Holder, and Citi Real Estate Funding Inc., as Initial Note A-2 Holder (filed as Exhibit 4.19 to the registrant’s Current Report on Form 8-K filed on June 17, 2019 under Commission File No. 333-226123-03 and incorporated by reference herein).

4.20         Agreement Between Note Holders, dated as of April 26, 2019, by and between Morgan Stanley Bank, N.A., as Initial Note A-1 Holder, and Deutsche Bank AG, New York Branch, as Initial Note A-2 Holder (filed as Exhibit 4.20 to the registrant’s Current Report on Form 8-K filed on June 17, 2019 under Commission File No. 333-226123-03 and incorporated by reference herein).

4.21         Co-Lender Agreement, dated as of June 17, 2019, by and between JPMorgan Chase Bank, National Association, as Initial Note A-1 Holder, and JPMorgan Chase Bank, National Association, as Initial Note A-2 Holder (filed as Exhibit 4.21 to the registrant’s Current Report on Form 8-K filed on June 17, 2019 under Commission File No. 333-226123-03 and incorporated by reference herein).

4.22         Co-Lender Agreement, dated as of May 15, 2019, by and between Citi Real Estate Funding Inc., as Initial Note A-1 Holder, Citi Real Estate Funding Inc., as Initial Note A-2 Holder, and Citi Real Estate Funding Inc., as Initial Note A-3 Holder (filed as Exhibit 4.22 to the registrant’s Current Report on Form 8-K filed on June 17, 2019 under Commission File No. 333-226123-03 and incorporated by reference herein).

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

33.3         Wells Fargo Bank, National Association, as Trustee and Certificate Administrator

33.4         Wells Fargo Bank, National Association, as Custodian

33.5         Pentalpha Surveillance LLC, as Operating Advisor

33.6         Situs Real LLC, as EU Reporting Administrator

33.7         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

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

33.42       Wells Fargo Bank, National Association, as Custodian of the 3 Columbus Circle Mortgage Loan (see Exhibit 33.4)

33.43       Pentalpha Surveillance LLC, as Operating Advisor of the 3 Columbus Circle Mortgage Loan (see Exhibit 33.5)

33.44       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

33.45       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 59 Maiden Lane Mortgage Loan (see Exhibit 33.1)

33.46       KeyBank National Association, as Special Servicer of the 59 Maiden Lane Mortgage Loan

33.47       Wells Fargo Bank, National Association, as Trustee of the 59 Maiden Lane Mortgage Loan (Omitted. See Explanatory Notes.)

33.48       Wells Fargo Bank, National Association, as Custodian of the 59 Maiden Lane Mortgage Loan (see Exhibit 33.4)

33.49       Park Bridge Lender Services LLC, as Operating Advisor of the 59 Maiden Lane Mortgage Loan (see Exhibit 33.31)

33.50       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

33.51       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Arbor Hotel Portfolio Mortgage Loan (see Exhibit 33.1)

33.52       KeyBank National Association, as Special Servicer of the Arbor Hotel Portfolio Mortgage Loan (see Exhibit 33.46)

33.53       Wells Fargo Bank, National Association, as Trustee of the Arbor Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.54       Wells Fargo Bank, National Association, as Custodian of the Arbor Hotel Portfolio Mortgage Loan (see Exhibit 33.4)

33.55       Park Bridge Lender Services LLC, as Operating Advisor of the Arbor Hotel Portfolio Mortgage Loan (see Exhibit 33.31)

33.56       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

33.57       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Moffett Towers II - Building V Mortgage Loan (see Exhibit 33.1)

33.58       KeyBank National Association, as Special Servicer of the Moffett Towers II - Building V Mortgage Loan (see Exhibit 33.46)

33.59       Wells Fargo Bank, National Association, as Trustee of the Moffett Towers II - Building V Mortgage Loan (Omitted. See Explanatory Notes.)

33.60       Wells Fargo Bank, National Association, as Custodian of the Moffett Towers II - Building V Mortgage Loan (see Exhibit 33.4)

33.61       Park Bridge Lender Services LLC, as Operating Advisor of the Moffett Towers II - Building V Mortgage Loan (see Exhibit 33.31)

33.62       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

33.63       Berkadia Commercial Mortgage LLC, as Primary Servicer of the Lakeside Apartments Mortgage Loan (Omitted. See Explanatory Notes.)

33.64       KeyBank National Association, as Special Servicer of the Lakeside Apartments Mortgage Loan (see Exhibit 33.46)

33.65       Wells Fargo Bank, National Association, as Trustee of the Lakeside Apartments Mortgage Loan (Omitted. See Explanatory Notes.)

33.66       Wells Fargo Bank, National Association, as Custodian of the Lakeside Apartments Mortgage Loan (see Exhibit 33.4)

33.67       Park Bridge Lender Services LLC, as Operating Advisor of the Lakeside Apartments Mortgage Loan (see Exhibit 33.31)

33.68       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

33.69       Wells Fargo Bank, National Association, as Primary Servicer of the Newport Corporate Center Mortgage Loan

33.70       Situs Holdings, LLC, as Special Servicer of the Newport Corporate Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.71       Wilmington Trust, National Association, as Trustee of the Newport Corporate Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.72       Wells Fargo Bank, National Association, as Custodian of the Newport Corporate Center Mortgage Loan (see Exhibit 33.4)

33.73       Pentalpha Surveillance LLC, as Operating Advisor of the Newport Corporate Center Mortgage Loan (see Exhibit 33.5)

33.74       CoreLogic Solutions, LLC, as Servicing Function Participant of the Newport Corporate Center Mortgage Loan

33.75       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

33.76       Wells Fargo Bank, National Association, as Primary Servicer of the Central Tower Office Mortgage Loan (see Exhibit 33.69)

33.77       Rialto Capital Advisors, LLC, as Special Servicer of the Central Tower Office Mortgage Loan (see Exhibit 33.2)

33.78       Wilmington Trust, National Association, as Trustee of the Central Tower Office Mortgage Loan (Omitted. See Explanatory Notes.)

33.79       Wells Fargo Bank, National Association, as Custodian of the Central Tower Office Mortgage Loan (see Exhibit 33.4)

33.80       Pentalpha Surveillance LLC, as Operating Advisor of the Central Tower Office Mortgage Loan (see Exhibit 33.5)

33.81       CoreLogic Solutions, LLC, as Servicing Function Participant of the Central Tower Office Mortgage Loan (see Exhibit 33.74)

33.82       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

33.83       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the SWVP Portfolio Mortgage Loan (see Exhibit 33.1)

33.84       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the SWVP Portfolio Mortgage Loan prior to May 10, 2023 (see Exhibit 33.1)

33.85       K-Star Asset Management LLC, as Special Servicer of the SWVP Portfolio Mortgage Loan on and after May 10, 2023 (Omitted. See Explanatory Notes.)

33.86       Wells Fargo Bank, National Association, as Trustee of the SWVP Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.87       Wells Fargo Bank, National Association, as Custodian of the SWVP Portfolio Mortgage Loan (see Exhibit 33.4)

33.88       Pentalpha Surveillance LLC, as Operating Advisor of the SWVP Portfolio Mortgage Loan (see Exhibit 33.5)

33.89       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

33.90       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 57 East 11th Street Mortgage Loan (see Exhibit 33.1)

33.91       LNR Partners, LLC, as Special Servicer of the 57 East 11th Street Mortgage Loan (see Exhibit 33.40)

33.92       Wells Fargo Bank, National Association, as Trustee of the 57 East 11th Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.93       Wells Fargo Bank, National Association, as Custodian of the 57 East 11th Street Mortgage Loan (see Exhibit 33.4)

33.94       Pentalpha Surveillance LLC, as Operating Advisor of the 57 East 11th Street Mortgage Loan (see Exhibit 33.5)

33.95       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

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

34.3         Wells Fargo Bank, National Association, as Trustee and Certificate Administrator

34.4         Wells Fargo Bank, National Association, as Custodian

34.5         Pentalpha Surveillance LLC, as Operating Advisor

34.6         Situs Real LLC, as EU Reporting Administrator

34.7         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

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

34.42       Wells Fargo Bank, National Association, as Custodian of the 3 Columbus Circle Mortgage Loan (see Exhibit 34.4)

34.43       Pentalpha Surveillance LLC, as Operating Advisor of the 3 Columbus Circle Mortgage Loan (see Exhibit 34.5)

34.44       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

34.45       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 59 Maiden Lane Mortgage Loan (see Exhibit 34.1)

34.46       KeyBank National Association, as Special Servicer of the 59 Maiden Lane Mortgage Loan

34.47       Wells Fargo Bank, National Association, as Trustee of the 59 Maiden Lane Mortgage Loan (Omitted. See Explanatory Notes.)

34.48       Wells Fargo Bank, National Association, as Custodian of the 59 Maiden Lane Mortgage Loan (see Exhibit 34.4)

34.49       Park Bridge Lender Services LLC, as Operating Advisor of the 59 Maiden Lane Mortgage Loan (see Exhibit 34.31)

34.50       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

34.51       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Arbor Hotel Portfolio Mortgage Loan (see Exhibit 34.1)

34.52       KeyBank National Association, as Special Servicer of the Arbor Hotel Portfolio Mortgage Loan (see Exhibit 34.46)

34.53       Wells Fargo Bank, National Association, as Trustee of the Arbor Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.54       Wells Fargo Bank, National Association, as Custodian of the Arbor Hotel Portfolio Mortgage Loan (see Exhibit 34.4)

34.55       Park Bridge Lender Services LLC, as Operating Advisor of the Arbor Hotel Portfolio Mortgage Loan (see Exhibit 34.31)

34.56       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

34.57       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Moffett Towers II - Building V Mortgage Loan (see Exhibit 34.1)

34.58       KeyBank National Association, as Special Servicer of the Moffett Towers II - Building V Mortgage Loan (see Exhibit 34.46)

34.59       Wells Fargo Bank, National Association, as Trustee of the Moffett Towers II - Building V Mortgage Loan (Omitted. See Explanatory Notes.)

34.60       Wells Fargo Bank, National Association, as Custodian of the Moffett Towers II - Building V Mortgage Loan (see Exhibit 34.4)

34.61       Park Bridge Lender Services LLC, as Operating Advisor of the Moffett Towers II - Building V Mortgage Loan (see Exhibit 34.31)

34.62       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

34.63       Berkadia Commercial Mortgage LLC, as Primary Servicer of the Lakeside Apartments Mortgage Loan (Omitted. See Explanatory Notes.)

34.64       KeyBank National Association, as Special Servicer of the Lakeside Apartments Mortgage Loan (see Exhibit 34.46)

34.65       Wells Fargo Bank, National Association, as Trustee of the Lakeside Apartments Mortgage Loan (Omitted. See Explanatory Notes.)

34.66       Wells Fargo Bank, National Association, as Custodian of the Lakeside Apartments Mortgage Loan (see Exhibit 34.4)

34.67       Park Bridge Lender Services LLC, as Operating Advisor of the Lakeside Apartments Mortgage Loan (see Exhibit 34.31)

34.68       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

34.69       Wells Fargo Bank, National Association, as Primary Servicer of the Newport Corporate Center Mortgage Loan

34.70       Situs Holdings, LLC, as Special Servicer of the Newport Corporate Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.71       Wilmington Trust, National Association, as Trustee of the Newport Corporate Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.72       Wells Fargo Bank, National Association, as Custodian of the Newport Corporate Center Mortgage Loan (see Exhibit 34.4)

34.73       Pentalpha Surveillance LLC, as Operating Advisor of the Newport Corporate Center Mortgage Loan (see Exhibit 34.5)

34.74       CoreLogic Solutions, LLC, as Servicing Function Participant of the Newport Corporate Center Mortgage Loan

34.75       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

34.76       Wells Fargo Bank, National Association, as Primary Servicer of the Central Tower Office Mortgage Loan (see Exhibit 34.69)

34.77       Rialto Capital Advisors, LLC, as Special Servicer of the Central Tower Office Mortgage Loan (see Exhibit 34.2)

34.78       Wilmington Trust, National Association, as Trustee of the Central Tower Office Mortgage Loan (Omitted. See Explanatory Notes.)

34.79       Wells Fargo Bank, National Association, as Custodian of the Central Tower Office Mortgage Loan (see Exhibit 34.4)

34.80       Pentalpha Surveillance LLC, as Operating Advisor of the Central Tower Office Mortgage Loan (see Exhibit 34.5)

34.81       CoreLogic Solutions, LLC, as Servicing Function Participant of the Central Tower Office Mortgage Loan (see Exhibit 34.74)

34.82       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

34.83       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the SWVP Portfolio Mortgage Loan (see Exhibit 34.1)

34.84       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the SWVP Portfolio Mortgage Loan prior to May 10, 2023 (see Exhibit 34.1)

34.85       K-Star Asset Management LLC, as Special Servicer of the SWVP Portfolio Mortgage Loan on and after May 10, 2023 (Omitted. See Explanatory Notes.)

34.86       Wells Fargo Bank, National Association, as Trustee of the SWVP Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.87       Wells Fargo Bank, National Association, as Custodian of the SWVP Portfolio Mortgage Loan (see Exhibit 34.4)

34.88       Pentalpha Surveillance LLC, as Operating Advisor of the SWVP Portfolio Mortgage Loan (see Exhibit 34.5)

34.89       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

34.90       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 57 East 11th Street Mortgage Loan (see Exhibit 34.1)

34.91       LNR Partners, LLC, as Special Servicer of the 57 East 11th Street Mortgage Loan (see Exhibit 34.40)

34.92       Wells Fargo Bank, National Association, as Trustee of the 57 East 11th Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.93       Wells Fargo Bank, National Association, as Custodian of the 57 East 11th Street Mortgage Loan (see Exhibit 34.4)

34.94       Pentalpha Surveillance LLC, as Operating Advisor of the 57 East 11th Street Mortgage Loan (see Exhibit 34.5)

34.95       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

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

35.18       KeyBank National Association, as Special Servicer of the 59 Maiden Lane Mortgage Loan

35.19       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Arbor Hotel Portfolio Mortgage Loan (see Exhibit 35.1)

35.20       KeyBank National Association, as Special Servicer of the Arbor Hotel Portfolio Mortgage Loan (see Exhibit 35.18)

35.21       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Moffett Towers II - Building V Mortgage Loan (see Exhibit 35.1)

35.22       KeyBank National Association, as Special Servicer of the Moffett Towers II - Building V Mortgage Loan (see Exhibit 35.18)

35.23       Berkadia Commercial Mortgage LLC, as Primary Servicer of the Lakeside Apartments Mortgage Loan (Omitted. See Explanatory Notes.)

35.24       KeyBank National Association, as Special Servicer of the Lakeside Apartments Mortgage Loan (see Exhibit 35.18)

35.25       Wells Fargo Bank, National Association, as General Master Servicer of the Newport Corporate Center Mortgage Loan

35.26       Situs Holdings, LLC, as Special Servicer of the Newport Corporate Center Mortgage Loan (Omitted. See Explanatory Notes.)

35.27       Wells Fargo Bank, National Association, as Primary Servicer of the Central Tower Office Mortgage Loan (see Exhibit 35.25)

35.28       Rialto Capital Advisors, LLC, as Special Servicer of the Central Tower Office Mortgage Loan (see Exhibit 35.2)

35.29       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the SWVP Portfolio Mortgage Loan (see Exhibit 35.1)

35.30       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the SWVP Portfolio Mortgage Loan prior to May 10, 2023 (see Exhibit 35.1)

35.31       K-Star Asset Management LLC, as Special Servicer of the SWVP Portfolio Mortgage Loan on and after May 10, 2023 (Omitted. See Explanatory Notes.)

35.32       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 57 East 11th Street Mortgage Loan (see Exhibit 35.1)

35.33       LNR Partners, LLC, as Special Servicer of the 57 East 11th Street Mortgage Loan (see Exhibit 35.16)

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

Date: March 13, 2024