Form 10-K
period 2024-12-31
Benchmark 2019-B11 Mortgage Trust
filed 2025-03-13
CIK 1775756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Midland Loan Services, a Division of PNC Bank, National Association is the master servicer of the mortgage loans serviced under the Pooling and Servicing Agreement, the primary servicer of the 3 Columbus Circle Mortgage Loan, the ILPT Hawaii Portfolio Mortgage Loan, the 59 Maiden Lane Mortgage Loan, the Arbor Hotel Portfolio Mortgage Loan, the SWVP Portfolio Mortgage Loan, the Moffett Towers II - Building V Mortgage Loan, the Lakeside Apartments Mortgage Loan and the 57 East 11th Street Mortgage Loan, the primary servicer and special servicer of the 101 California Mortgage Loan. As a result, Midland Loan Services, a Division of PNC Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Midland Loan Services, a Division of PNC Bank, National Association in the capacities described above are listed in the Exhibit Index.

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

KeyBank National Association is the special servicer of the 59 Maiden Lane Mortgage Loan, the Arbor Hotel Portfolio Mortgage Loan, the Moffett Towers II - Building V Mortgage Loan and the Lakeside Apartments Mortgage Loan and the primary servicer of the 3 Columbus Circle Mortgage Loan. As a result, KeyBank National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by KeyBank National Association in the capacities described above are listed in the Exhibit Index.

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

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Solutions, LLC.  This entity was engaged by the primary servicer of the Newport Corporate Center Mortgage Loan and the Central Tower Office Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Item 1122(d)(4)(xi) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

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

With respect to the pari passu loan combinations that include the Lakeside Apartments Mortgage Loan, the Newport Corporate Center Mortgage Loan and the SWVP Portfolio Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Berkadia Commercial Mortgage LLC as primary servicer of the Lakeside Apartments Mortgage Loan, Situs Holdings, LLC as special servicer of the Newport Corporate Center Mortgage Loan and K-Star Asset Management LLC as special servicer of the SWVP Portfolio Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of Berkadia Commercial Mortgage LLC as primary servicer of the Lakeside Apartments Mortgage Loan, Situs Holdings, LLC as special servicer of the Newport Corporate Center Mortgage Loan and K-Star Asset Management LLC as special servicer of the SWVP Portfolio Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as certificate administrator, trustee, and custodian.

In December 2014, Phoenix Light SF Limited (Phoenix Light) and certain related entities filed a complaint in the United States District Court for the Southern District of New York alleging claims against Wells Fargo Bank, N.A., in its capacity as trustee for a number of residential mortgage-backed securities (RMBS) trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York, IKB International and IKB Deutsche Industriebank (together, IKB) in New York state court, and Park Royal I LLC and Park Royal II LLC in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, N.A., as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. In July 2022, the district court dismissed Phoenix Light’s claims and certain of the claims asserted by Commerzbank AG, and subsequently entered judgment in each case in favor of Wells Fargo Bank, N.A. In August 2022, Phoenix Light and Commerzbank AG each appealed the district court’s decision to the United States Court of Appeals for the Second Circuit. Phoenix Light dismissed its appeal in May 2023, terminating its case. In October 2024, the Second Circuit denied Commerzbank AG’s appeal. In November 2023, Wells Fargo Bank, N.A. entered into an agreement with IKB to resolve IKB’s claims. Wells Fargo Bank, N.A. previously settled two class actions filed by institutional investors and an action filed by the National Credit Union Administration with similar allegations.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

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

33.23       Wells Fargo Bank, National Association, as Trustee of the Greenleaf at Howell Mortgage Loan (Omitted. See Explanatory Notes.)

33.24       Wells Fargo Bank, National Association, as Custodian of the Greenleaf at Howell Mortgage Loan (see Exhibit 33.4)

33.25       Pentalpha Surveillance LLC, as Operating Advisor of the Greenleaf at Howell Mortgage Loan (see Exhibit 33.5)

33.26       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

33.27      KeyBank National Association, as Primary Servicer of the ILPT Hawaii Portfolio Mortgage Loan

33.28       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the ILPT Hawaii Portfolio Mortgage Loan (see Exhibit 33.1)

33.29       Rialto Capital Advisors, LLC, as Special Servicer of the ILPT Hawaii Portfolio Mortgage Loan (see Exhibit 33.2)

33.30       Wells Fargo Bank, National Association, as Trustee of the ILPT Hawaii Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.31       Wells Fargo Bank, National Association, as Custodian of the ILPT Hawaii Portfolio Mortgage Loan (see Exhibit 33.4)

33.32       Park Bridge Lender Services LLC, as Operating Advisor of the ILPT Hawaii Portfolio Mortgage Loan

33.33       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

33.34       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 101 California Mortgage Loan (see Exhibit 33.1)

33.35       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 101 California Mortgage Loan (see Exhibit 33.1)

33.36       Wells Fargo Bank, National Association, as Trustee of the 101 California Mortgage Loan (Omitted. See Explanatory Notes.)

33.37       Wells Fargo Bank, National Association, as Custodian of the 101 California Mortgage Loan (see Exhibit 33.4)

33.38       Pentalpha Surveillance LLC, as Operating Advisor of the 101 California Mortgage Loan (see Exhibit 33.5)

33.39       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

33.40       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 3 Columbus Circle Mortgage Loan (see Exhibit 33.1)

33.41       LNR Partners, LLC, as Special Servicer of the 3 Columbus Circle Mortgage Loan

33.42       Wells Fargo Bank, National Association, as Trustee of the 3 Columbus Circle Mortgage Loan (Omitted. See Explanatory Notes.)

33.43       Wells Fargo Bank, National Association, as Custodian of the 3 Columbus Circle Mortgage Loan (see Exhibit 33.4)

33.44       Pentalpha Surveillance LLC, as Operating Advisor of the 3 Columbus Circle Mortgage Loan (see Exhibit 33.5)

33.45       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

33.46       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 59 Maiden Lane Mortgage Loan (see Exhibit 33.1)

33.47       KeyBank National Association, as Special Servicer of the 59 Maiden Lane Mortgage Loan (see Exhibit 33.27)

33.48       Wells Fargo Bank, National Association, as Trustee of the 59 Maiden Lane Mortgage Loan (Omitted. See Explanatory Notes.)

33.49       Wells Fargo Bank, National Association, as Custodian of the 59 Maiden Lane Mortgage Loan (see Exhibit 33.4)

33.50       Park Bridge Lender Services LLC, as Operating Advisor of the 59 Maiden Lane Mortgage Loan (see Exhibit 33.32)

33.51       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

33.52       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Arbor Hotel Portfolio Mortgage Loan (see Exhibit 33.1)

33.53       KeyBank National Association, as Special Servicer of the Arbor Hotel Portfolio Mortgage Loan (see Exhibit 33.27)

33.54       Wells Fargo Bank, National Association, as Trustee of the Arbor Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.55       Wells Fargo Bank, National Association, as Custodian of the Arbor Hotel Portfolio Mortgage Loan (see Exhibit 33.4)

33.56       Park Bridge Lender Services LLC, as Operating Advisor of the Arbor Hotel Portfolio Mortgage Loan (see Exhibit 33.32)

33.57       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

33.58       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Moffett Towers II - Building V Mortgage Loan (see Exhibit 33.1)

33.59       KeyBank National Association, as Special Servicer of the Moffett Towers II - Building V Mortgage Loan (see Exhibit 33.27)

33.60       Wells Fargo Bank, National Association, as Trustee of the Moffett Towers II - Building V Mortgage Loan (Omitted. See Explanatory Notes.)

33.61       Wells Fargo Bank, National Association, as Custodian of the Moffett Towers II - Building V Mortgage Loan (see Exhibit 33.4)

33.62       Park Bridge Lender Services LLC, as Operating Advisor of the Moffett Towers II - Building V Mortgage Loan (see Exhibit 33.32)

33.63       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

33.64      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Lakeside Apartments Mortgage Loan (see Exhibit 33.1)

33.65       Berkadia Commercial Mortgage LLC, as Primary Servicer of the Lakeside Apartments Mortgage Loan (Omitted. See Explanatory Notes.)

33.66       KeyBank National Association, as Special Servicer of the Lakeside Apartments Mortgage Loan (see Exhibit 33.27)

33.67       Wells Fargo Bank, National Association, as Trustee of the Lakeside Apartments Mortgage Loan (Omitted. See Explanatory Notes.)

33.68       Wells Fargo Bank, National Association, as Custodian of the Lakeside Apartments Mortgage Loan (see Exhibit 33.4)

33.69       Park Bridge Lender Services LLC, as Operating Advisor of the Lakeside Apartments Mortgage Loan (see Exhibit 33.32)

33.70       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

33.71       Wells Fargo Bank, National Association, as Primary Servicer of the Newport Corporate Center Mortgage Loan

33.72       Situs Holdings, LLC, as Special Servicer of the Newport Corporate Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.73       Wilmington Trust, National Association, as Trustee of the Newport Corporate Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.74       Wells Fargo Bank, National Association, as Custodian of the Newport Corporate Center Mortgage Loan (see Exhibit 33.4)

33.75       Pentalpha Surveillance LLC, as Operating Advisor of the Newport Corporate Center Mortgage Loan (see Exhibit 33.5)

33.76       CoreLogic Solutions, LLC, as Servicing Function Participant of the Newport Corporate Center Mortgage Loan

33.77       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

33.78       Wells Fargo Bank, National Association, as Primary Servicer of the Central Tower Office Mortgage Loan (see Exhibit 33.71)

33.79       Rialto Capital Advisors, LLC, as Special Servicer of the Central Tower Office Mortgage Loan (see Exhibit 33.2)

33.80       Wilmington Trust, National Association, as Trustee of the Central Tower Office Mortgage Loan (Omitted. See Explanatory Notes.)

33.81       Wells Fargo Bank, National Association, as Custodian of the Central Tower Office Mortgage Loan (see Exhibit 33.4)

33.82       Pentalpha Surveillance LLC, as Operating Advisor of the Central Tower Office Mortgage Loan (see Exhibit 33.5)

33.83       CoreLogic Solutions, LLC, as Servicing Function Participant of the Central Tower Office Mortgage Loan (see Exhibit 33.76)

33.84       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

33.85       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the SWVP Portfolio Mortgage Loan (see Exhibit 33.1)

33.86       K-Star Asset Management LLC, as Special Servicer of the SWVP Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.87       Wells Fargo Bank, National Association, as Trustee of the SWVP Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.88       Wells Fargo Bank, National Association, as Custodian of the SWVP Portfolio Mortgage Loan (see Exhibit 33.4)

33.89       Pentalpha Surveillance LLC, as Operating Advisor of the SWVP Portfolio Mortgage Loan (see Exhibit 33.5)

33.90       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

33.91       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 57 East 11th Street Mortgage Loan (see Exhibit 33.1)

33.92       LNR Partners, LLC, as Special Servicer of the 57 East 11th Street Mortgage Loan (see Exhibit 33.41)

33.93       Wells Fargo Bank, National Association, as Trustee of the 57 East 11th Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.94       Wells Fargo Bank, National Association, as Custodian of the 57 East 11th Street Mortgage Loan (see Exhibit 33.4)

33.95       Pentalpha Surveillance LLC, as Operating Advisor of the 57 East 11th Street Mortgage Loan (see Exhibit 33.5)

33.96       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

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

34.23       Wells Fargo Bank, National Association, as Trustee of the Greenleaf at Howell Mortgage Loan (Omitted. See Explanatory Notes.)

34.24       Wells Fargo Bank, National Association, as Custodian of the Greenleaf at Howell Mortgage Loan (see Exhibit 34.4)

34.25       Pentalpha Surveillance LLC, as Operating Advisor of the Greenleaf at Howell Mortgage Loan (see Exhibit 34.5)

34.26       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

34.27      KeyBank National Association, as Primary Servicer of the ILPT Hawaii Portfolio Mortgage Loan

34.28       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the ILPT Hawaii Portfolio Mortgage Loan (see Exhibit 34.1)

34.29       Rialto Capital Advisors, LLC, as Special Servicer of the ILPT Hawaii Portfolio Mortgage Loan (see Exhibit 34.2)

34.30       Wells Fargo Bank, National Association, as Trustee of the ILPT Hawaii Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.31       Wells Fargo Bank, National Association, as Custodian of the ILPT Hawaii Portfolio Mortgage Loan (see Exhibit 34.4)

34.32       Park Bridge Lender Services LLC, as Operating Advisor of the ILPT Hawaii Portfolio Mortgage Loan

34.33       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

34.34       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 101 California Mortgage Loan (see Exhibit 34.1)

34.35       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 101 California Mortgage Loan (see Exhibit 34.1)

34.36       Wells Fargo Bank, National Association, as Trustee of the 101 California Mortgage Loan (Omitted. See Explanatory Notes.)

34.37       Wells Fargo Bank, National Association, as Custodian of the 101 California Mortgage Loan (see Exhibit 34.4)

34.38       Pentalpha Surveillance LLC, as Operating Advisor of the 101 California Mortgage Loan (see Exhibit 34.5)

34.39       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

34.40       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 3 Columbus Circle Mortgage Loan (see Exhibit 34.1)

34.41       LNR Partners, LLC, as Special Servicer of the 3 Columbus Circle Mortgage Loan

34.42       Wells Fargo Bank, National Association, as Trustee of the 3 Columbus Circle Mortgage Loan (Omitted. See Explanatory Notes.)

34.43       Wells Fargo Bank, National Association, as Custodian of the 3 Columbus Circle Mortgage Loan (see Exhibit 34.4)

34.44       Pentalpha Surveillance LLC, as Operating Advisor of the 3 Columbus Circle Mortgage Loan (see Exhibit 34.5)

34.45       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

34.46       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 59 Maiden Lane Mortgage Loan (see Exhibit 34.1)

34.47       KeyBank National Association, as Special Servicer of the 59 Maiden Lane Mortgage Loan (see Exhibit 34.27)

34.48       Wells Fargo Bank, National Association, as Trustee of the 59 Maiden Lane Mortgage Loan (Omitted. See Explanatory Notes.)

34.49       Wells Fargo Bank, National Association, as Custodian of the 59 Maiden Lane Mortgage Loan (see Exhibit 34.4)

34.50       Park Bridge Lender Services LLC, as Operating Advisor of the 59 Maiden Lane Mortgage Loan (see Exhibit 34.32)

34.51       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

34.52       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Arbor Hotel Portfolio Mortgage Loan (see Exhibit 34.1)

34.53       KeyBank National Association, as Special Servicer of the Arbor Hotel Portfolio Mortgage Loan (see Exhibit 34.27)

34.54       Wells Fargo Bank, National Association, as Trustee of the Arbor Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.55       Wells Fargo Bank, National Association, as Custodian of the Arbor Hotel Portfolio Mortgage Loan (see Exhibit 34.4)

34.56       Park Bridge Lender Services LLC, as Operating Advisor of the Arbor Hotel Portfolio Mortgage Loan (see Exhibit 34.32)

34.57       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

34.58       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Moffett Towers II - Building V Mortgage Loan (see Exhibit 34.1)

34.59       KeyBank National Association, as Special Servicer of the Moffett Towers II - Building V Mortgage Loan (see Exhibit 34.27)

34.60       Wells Fargo Bank, National Association, as Trustee of the Moffett Towers II - Building V Mortgage Loan (Omitted. See Explanatory Notes.)

34.61       Wells Fargo Bank, National Association, as Custodian of the Moffett Towers II - Building V Mortgage Loan (see Exhibit 34.4)

34.62       Park Bridge Lender Services LLC, as Operating Advisor of the Moffett Towers II - Building V Mortgage Loan (see Exhibit 34.32)

34.63       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

34.64      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Lakeside Apartments Mortgage Loan (see Exhibit 34.1)

34.65       Berkadia Commercial Mortgage LLC, as Primary Servicer of the Lakeside Apartments Mortgage Loan (Omitted. See Explanatory Notes.)

34.66       KeyBank National Association, as Special Servicer of the Lakeside Apartments Mortgage Loan (see Exhibit 34.27)

34.67       Wells Fargo Bank, National Association, as Trustee of the Lakeside Apartments Mortgage Loan (Omitted. See Explanatory Notes.)

34.68       Wells Fargo Bank, National Association, as Custodian of the Lakeside Apartments Mortgage Loan (see Exhibit 34.4)

34.69       Park Bridge Lender Services LLC, as Operating Advisor of the Lakeside Apartments Mortgage Loan (see Exhibit 34.32)

34.70       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

34.71       Wells Fargo Bank, National Association, as Primary Servicer of the Newport Corporate Center Mortgage Loan

34.72       Situs Holdings, LLC, as Special Servicer of the Newport Corporate Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.73       Wilmington Trust, National Association, as Trustee of the Newport Corporate Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.74       Wells Fargo Bank, National Association, as Custodian of the Newport Corporate Center Mortgage Loan (see Exhibit 34.4)

34.75       Pentalpha Surveillance LLC, as Operating Advisor of the Newport Corporate Center Mortgage Loan (see Exhibit 34.5)

34.76       CoreLogic Solutions, LLC, as Servicing Function Participant of the Newport Corporate Center Mortgage Loan

34.77       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

34.78       Wells Fargo Bank, National Association, as Primary Servicer of the Central Tower Office Mortgage Loan (see Exhibit 34.71)

34.79       Rialto Capital Advisors, LLC, as Special Servicer of the Central Tower Office Mortgage Loan (see Exhibit 34.2)

34.80       Wilmington Trust, National Association, as Trustee of the Central Tower Office Mortgage Loan (Omitted. See Explanatory Notes.)

34.81       Wells Fargo Bank, National Association, as Custodian of the Central Tower Office Mortgage Loan (see Exhibit 34.4)

34.82       Pentalpha Surveillance LLC, as Operating Advisor of the Central Tower Office Mortgage Loan (see Exhibit 34.5)

34.83       CoreLogic Solutions, LLC, as Servicing Function Participant of the Central Tower Office Mortgage Loan (see Exhibit 34.76)

34.84       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

34.85       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the SWVP Portfolio Mortgage Loan (see Exhibit 34.1)

34.86       K-Star Asset Management LLC, as Special Servicer of the SWVP Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.87       Wells Fargo Bank, National Association, as Trustee of the SWVP Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.88       Wells Fargo Bank, National Association, as Custodian of the SWVP Portfolio Mortgage Loan (see Exhibit 34.4)

34.89       Pentalpha Surveillance LLC, as Operating Advisor of the SWVP Portfolio Mortgage Loan (see Exhibit 34.5)

34.90       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

34.91       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 57 East 11th Street Mortgage Loan (see Exhibit 34.1)

34.92       LNR Partners, LLC, as Special Servicer of the 57 East 11th Street Mortgage Loan (see Exhibit 34.41)

34.93       Wells Fargo Bank, National Association, as Trustee of the 57 East 11th Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.94       Wells Fargo Bank, National Association, as Custodian of the 57 East 11th Street Mortgage Loan (see Exhibit 34.4)

34.95       Pentalpha Surveillance LLC, as Operating Advisor of the 57 East 11th Street Mortgage Loan (see Exhibit 34.5)

34.96       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

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

35.10       Rialto Capital Advisors, LLC, as Special Servicer of the Greenleaf at Howell Mortgage Loan (see Exhibit 35.2)

35.11      KeyBank National Association, as Primary Servicer of the ILPT Hawaii Portfolio Mortgage Loan

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

35.13       Rialto Capital Advisors, LLC, as Special Servicer of the ILPT Hawaii Portfolio Mortgage Loan (see Exhibit 35.2)

35.14       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 101 California Mortgage Loan (see Exhibit 35.1)

35.15       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 101 California Mortgage Loan (see Exhibit 35.1)

35.16       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 3 Columbus Circle Mortgage Loan (see Exhibit 35.1)

35.17       LNR Partners, LLC, as Special Servicer of the 3 Columbus Circle Mortgage Loan

35.18       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 59 Maiden Lane Mortgage Loan (see Exhibit 35.1)

35.19       KeyBank National Association, as Special Servicer of the 59 Maiden Lane Mortgage Loan (see Exhibit 35.11) (see Exhibit 35.11)

35.20       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Arbor Hotel Portfolio Mortgage Loan (see Exhibit 35.1)

35.21       KeyBank National Association, as Special Servicer of the Arbor Hotel Portfolio Mortgage Loan (see Exhibit 35.11)

35.22       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Moffett Towers II - Building V Mortgage Loan (see Exhibit 35.1)

35.23       KeyBank National Association, as Special Servicer of the Moffett Towers II - Building V Mortgage Loan (see Exhibit 35.11)

35.24      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Lakeside Apartments Mortgage Loan (see Exhibit 35.1)

35.25       Berkadia Commercial Mortgage LLC, as Primary Servicer of the Lakeside Apartments Mortgage Loan (Omitted. See Explanatory Notes.)

35.26       KeyBank National Association, as Special Servicer of the Lakeside Apartments Mortgage Loan (see Exhibit 35.11)

35.27       Wells Fargo Bank, National Association, as General Master Servicer of the Newport Corporate Center Mortgage Loan

35.28       Situs Holdings, LLC, as Special Servicer of the Newport Corporate Center Mortgage Loan (Omitted. See Explanatory Notes.)

35.29       Wells Fargo Bank, National Association, as Primary Servicer of the Central Tower Office Mortgage Loan (see Exhibit 35.27)

35.30       Rialto Capital Advisors, LLC, as Special Servicer of the Central Tower Office Mortgage Loan (see Exhibit 35.2)

35.31       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the SWVP Portfolio Mortgage Loan (see Exhibit 35.1)

35.32       K-Star Asset Management LLC, as Special Servicer of the SWVP Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.33       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 57 East 11th Street Mortgage Loan (see Exhibit 35.1)

35.34       LNR Partners, LLC, as Special Servicer of the 57 East 11th Street Mortgage Loan (see Exhibit 35.17)

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

Date: March 13, 2025