Form 10-K
period 2025-12-31
Benchmark 2019-B11 Mortgage Trust
filed 2026-03-18
CIK 1775756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the 59 Maiden Lane Mortgage Loan, the Moffett Towers II - Building V Mortgage Loan and the Lakeside Apartments Mortgage Loan, which constituted approximately 6.8%, 3.9% and 3.2%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The 59 Maiden Lane Mortgage Loan, the Moffett Towers II - Building V Mortgage Loan and the Lakeside Apartments Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the 59 Maiden Lane Mortgage Loan, two other pari passu loans, which are not assets of the issuing entity, (b) with respect to the Moffett Towers II - Building V Mortgage Loan, three other pari passu loans and four subordinate companion loans, which are not assets of the issuing entity or (c) with respect to the Lakeside Apartments Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity. A pari passu portion of each loan combination was securitized in the GS Mortgage Securities Trust 2019-GC39 transaction, Commission File Number 333-226082-02 (the “GSMS 2019-GC39 Transaction”). These loan combinations, including the 59 Maiden Lane Mortgage Loan, the Moffett Towers II - Building V Mortgage Loan and the Lakeside Apartments Mortgage Loan, are being serviced and administered pursuant to the pooling and servicing agreement for the GSMS 2019-GC39 Transaction, which is incorporated by reference as Exhibit 4.5 to this Annual Report on Form 10-K.  The Arbor Hotel Portfolio Mortgage Loan, previously an asset of the issuing entity being serviced under the pooling and servicing agreement for the GSMS 2019-GC39 Transaction, was not an asset of the issuing entity during the reporting period and is omitted from this Annual Report on Form 10-K and will be omitted from subsequent Annual Reports on Form 10-K

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Newport Corporate Center Mortgage Loan and the Central Tower Office Mortgage Loan, which constituted approximately 3.7% and 3.1%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The Newport Corporate Center Mortgage Loan and the Central Tower Office Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the Newport Corporate Center Mortgage Loan, three other pari passu loans and ten subordinate companion loans, which are not assets of the issuing entity or (b) with respect to the Central Tower Office Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity. A pari passu portion of each loan combination was securitized in the BANK 2019-BNK18 transaction, Commission File Number 333-228375-01 (the “BANK 2019-BNK18 Transaction”). These loan combinations, including the Newport Corporate Center Mortgage Loan and the Central Tower Office Mortgage Loan, are being serviced and administered pursuant to the pooling and servicing agreement for the BANK 2019-BNK18 Transaction, which is incorporated by reference as Exhibit 4.6 to this Annual Report on Form 10-K.

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

Midland Loan Services, a Division of PNC Bank, National Association is the master servicer of the mortgage loans serviced under the Pooling and Servicing Agreement, the primary servicer of the 3 Columbus Circle Mortgage Loan, the ILPT Hawaii Portfolio Mortgage Loan, the 59 Maiden Lane Mortgage Loan, the SWVP Portfolio Mortgage Loan, the Moffett Towers II - Building V Mortgage Loan, the Lakeside Apartments Mortgage Loan and the 57 East 11th Street Mortgage Loan, the primary servicer and special servicer of the 101 California Mortgage Loan. As a result, Midland Loan Services, a Division of PNC Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Midland Loan Services, a Division of PNC Bank, National Association in the capacities described above are listed in the Exhibit Index.

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

Wells Fargo Bank, National Association is the certificate administrator of the mortgage loans serviced under the Pooling and Servicing Agreement and the primary servicer of the Newport Corporate Center Mortgage Loan and the Central Tower Office Mortgage Loan prior to March 1, 2025. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Trimont LLC is the primary servicer of the Newport Corporate Center Mortgage Loan and the Central Tower Office Mortgage Loan on and after March 1, 2025.  These mortgage loans constitute more than 5%, but less than 10%, of the pool assets of the issuing entity.  Therefore, the Depositor included in this Annual Report on Form 10-K an assessment of compliance with applicable servicing criteria for Trimont LLC and an accountants’ attestation report pursuant to Item 1122 of Regulation AB because Trimont LLC is servicing more than 5% of the pool assets.  However, the Depositor is not required to include in this Annual Report on Form 10-K a servicer compliance statement pursuant to Item 1123 of Regulation AB of Trimont LLC because Trimont LLC is an unaffiliated servicer servicing less than 10% of pool assets.

Wells Fargo Bank, National Association is the custodian of the mortgage loans serviced under the Pooling and Servicing Agreement, the 3 Columbus Circle Mortgage Loan, the ILPT Hawaii Portfolio Mortgage Loan, the 59 Maiden Lane Mortgage Loan, the SWVP Portfolio Mortgage Loan, the 101 California Mortgage Loan, the Moffett Towers II - Building V Mortgage Loan, the Newport Corporate Center Mortgage Loan, the Lakeside Apartments Mortgage Loan, the Central Tower Office Mortgage Loan and the 57 East 11th Street Mortgage Loan.  As a result, Wells Fargo Bank, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

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

Park Bridge Lender Services LLC is the operating advisor of the ILPT Hawaii Portfolio Mortgage Loan, the 59 Maiden Lane Mortgage Loan, the Moffett Towers II - Building V Mortgage Loan and the Lakeside Apartments Mortgage Loan.  As a result, Park Bridge Lender Services LLC is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Park Bridge Lender Services LLC in the capacities described above are listed in the Exhibit Index.

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

KeyBank National Association is the special servicer of the 59 Maiden Lane Mortgage Loan, the Moffett Towers II - Building V Mortgage Loan and the Lakeside Apartments Mortgage Loan and the primary servicer of the 3 Columbus Circle Mortgage Loan. As a result, KeyBank National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by KeyBank National Association in the capacities described above are listed in the Exhibit Index.

Wells Fargo Bank, National Association acts as trustee of the Green Hills Corporate Center Mortgage Loan, the Western Digital R&D Campus Mortgage Loan, the Greenleaf at Howell Mortgage Loan, the ILPT Hawaii Portfolio Mortgage Loan, the 101 California Mortgage Loan, the 3 Columbus Circle Mortgage Loan, the 59 Maiden Lane Mortgage Loan, the Moffett Towers II - Building V Mortgage Loan, the Lakeside Apartments Mortgage Loan, the SWVP Portfolio Mortgage Loan and the 57 East 11th Street Mortgage Loan.  Pursuant to the Pooling and Servicing Agreement, the trust and servicing agreement for the ILPT 2019-SURF Transaction, the trust and servicing agreement for the CALI 2019-101C Transaction, the pooling and servicing agreement for the Benchmark 2019-B10 Transaction, the pooling and servicing agreement for the GSMS 2019-GC39 Transaction, the pooling and servicing agreement for the BBCMS 2019-C3 Transaction and the pooling and servicing agreement for the GSMS 2019-GC40 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the Green Hills Corporate Center Mortgage Loan, the Western Digital R&D Campus Mortgage Loan, the Greenleaf at Howell Mortgage Loan, the ILPT Hawaii Portfolio Mortgage Loan, the 101 California Mortgage Loan, the 3 Columbus Circle Mortgage Loan, the 59 Maiden Lane Mortgage Loan, the Moffett Towers II - Building V Mortgage Loan, the Lakeside Apartments Mortgage Loan, the SWVP Portfolio Mortgage Loan and the 57 East 11th Street Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

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

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Solutions, LLC.  This entity was engaged by each primary servicer of the Newport Corporate Center Mortgage Loan and the Central Tower Office Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Item 1122(d)(4)(xi) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

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

The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements of the certificate administrator of the ILPT Hawaii Portfolio Mortgage Loan, the 101 California Mortgage Loan, the 3 Columbus Circle Mortgage Loan, the 59 Maiden Lane Mortgage Loan, the Moffett Towers II - Building V Mortgage Loan, the Lakeside Apartments Mortgage Loan, the Newport Corporate Center Mortgage Loan, the Central Tower Office Mortgage Loan, the SWVP Portfolio Mortgage Loan and the 57 East 11th Street Mortgage Loan are omitted from this Annual Report on Form 10-K as the certificate administrator pursuant to the related pooling and servicing agreement or trust and servicing agreement does not perform any activities that address servicing criteria with respect to the issuing entity and because they are each not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

With respect to the pari passu loan combinations that include the Lakeside Apartments Mortgage Loan, the Newport Corporate Center Mortgage Loan, the SWVP Portfolio Mortgage Loan and the Central Tower Office Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Berkadia Commercial Mortgage LLC as primary servicer of the Lakeside Apartments Mortgage Loan, Situs Holdings, LLC as special servicer of the Newport Corporate Center Mortgage Loan and K-Star Asset Management LLC as special servicer of the SWVP Portfolio Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of Berkadia Commercial Mortgage LLC as primary servicer of the Lakeside Apartments Mortgage Loan, Situs Holdings, LLC as special servicer of the Newport Corporate Center Mortgage Loan, K-Star Asset Management LLC as special servicer of the SWVP Portfolio Mortgage Loan and Trimont LLC as primary servicer of the Newport Corporate Center Mortgage Loan and the Central Tower Office Mortgage Loan on and after March 1, 2025, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties.

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

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the 59 Maiden Lane Mortgage Loan, the Moffett Towers II - Building V Mortgage Loan and the Lakeside Apartments Mortgage Loan, which are being serviced and administered pursuant to the pooling and servicing agreement for the GSMS 2019-GC39 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the pooling and servicing agreement for the GSMS 2019-GC39 Transaction incorporated by reference as Exhibit 4.5 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the GSMS 2019-GC39 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

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

4.14         Co-Lender Agreement, dated as of June 17, 2019, by and between Citi Real Estate Funding Inc., as Initial Note A-1 Holder, and Citi Real Estate Funding Inc., as Initial Note A-2 Holder (filed as Exhibit 4.15 to the registrant’s Current Report on Form 8-K filed on June 17, 2019 under Commission File No. 333-226123-03 and incorporated by reference herein).

4.15         Agreement Between Noteholders, dated as of March 8, 2019, by and between Goldman Sachs Bank USA, as Initial Note A-2 Holder, Initial Note A-3 Holder, Initial Note A-4 Holder, Initial Note B-2 Holder and Initial Note C-2 Holder, and Deutsche Bank AG, New York Branch, as Initial Note A-1 Holder, Initial Note B-1 Holder and Initial Note C-1 Holder (filed as Exhibit 4.16 to the registrant’s Current Report on Form 8-K filed on June 17, 2019 under Commission File No. 333-226123-03 and incorporated by reference herein).

4.16         Agreement Between Noteholders, dated as of May 16, 2019, by and between Deutsche Bank AG, New York Branch, as Initial Note A-1-A Holder, Initial Note A-1-B Holder, Initial Note A-1-C Holder, Initial Note B-1-A Holder, Initial Note B-1-B Holder, Initial Note C-1-A Holder, Initial Note C-1-B Holder and Initial Note D-1 Holder, and Wells Fargo Bank, National Association, as Initial Note A-2-A Holder, Initial Note A-2-B Holder, Initial Note A-2-C Holder, Initial Note B-2-A Holder, Initial Note B-2-B Holder, Initial Note C-2-A Holder, Initial Note C-2-B Holder and Initial Note D-2 Holder (filed as Exhibit 4.17 to the registrant’s Current Report on Form 8-K filed on June 17, 2019 under Commission File No. 333-226123-03 and incorporated by reference herein).

4.17         Co-Lender Agreement, dated as of June 17, 2019, by and between Citi Real Estate Funding Inc., as Initial Note A-1 Holder, and Citi Real Estate Funding Inc., as Initial Note A-2 Holder (filed as Exhibit 4.18 to the registrant’s Current Report on Form 8-K filed on June 17, 2019 under Commission File No. 333-226123-03 and incorporated by reference herein).

4.18         Co-Lender Agreement, dated as of March 1, 2019, by and between Citi Real Estate Funding Inc., as Initial Note A-1 Holder, and Citi Real Estate Funding Inc., as Initial Note A-2 Holder (filed as Exhibit 4.19 to the registrant’s Current Report on Form 8-K filed on June 17, 2019 under Commission File No. 333-226123-03 and incorporated by reference herein).

4.19         Agreement Between Note Holders, dated as of April 26, 2019, by and between Morgan Stanley Bank, N.A., as Initial Note A-1 Holder, and Deutsche Bank AG, New York Branch, as Initial Note A-2 Holder (filed as Exhibit 4.20 to the registrant’s Current Report on Form 8-K filed on June 17, 2019 under Commission File No. 333-226123-03 and incorporated by reference herein).

4.20         Co-Lender Agreement, dated as of June 17, 2019, by and between JPMorgan Chase Bank, National Association, as Initial Note A-1 Holder, and JPMorgan Chase Bank, National Association, as Initial Note A-2 Holder (filed as Exhibit 4.21 to the registrant’s Current Report on Form 8-K filed on June 17, 2019 under Commission File No. 333-226123-03 and incorporated by reference herein).

4.21         Co-Lender Agreement, dated as of May 15, 2019, by and between Citi Real Estate Funding Inc., as Initial Note A-1 Holder, Citi Real Estate Funding Inc., as Initial Note A-2 Holder, and Citi Real Estate Funding Inc., as Initial Note A-3 Holder (filed as Exhibit 4.22 to the registrant’s Current Report on Form 8-K filed on June 17, 2019 under Commission File No. 333-226123-03 and incorporated by reference herein).

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

33.52       KeyBank National Association, as Special Servicer of the Moffett Towers II - Building V Mortgage Loan (see Exhibit 33.46)

33.53       Wells Fargo Bank, National Association, as Trustee of the Moffett Towers II - Building V Mortgage Loan (Omitted. See Explanatory Notes.)

33.54       Wells Fargo Bank, National Association, as Custodian of the Moffett Towers II - Building V Mortgage Loan (see Exhibit 33.4)

33.55       Park Bridge Lender Services LLC, as Operating Advisor of the Moffett Towers II - Building V Mortgage Loan (see Exhibit 33.31)

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

33.60       Wells Fargo Bank, National Association, as Trustee of the Lakeside Apartments Mortgage Loan (Omitted. See Explanatory Notes.)

33.61       Wells Fargo Bank, National Association, as Custodian of the Lakeside Apartments Mortgage Loan (see Exhibit 33.4)

33.62       Park Bridge Lender Services LLC, as Operating Advisor of the Lakeside Apartments Mortgage Loan (see Exhibit 33.31)

33.63       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

33.64       Wells Fargo Bank, National Association, as Primary Servicer of the Newport Corporate Center Mortgage Loan prior to March 1, 2025

33.65       Trimont LLC, as Primary Servicer of the Newport Corporate Center Mortgage Loan on and after March 1, 2025

33.66       Situs Holdings, LLC, as Special Servicer of the Newport Corporate Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.67       Wilmington Trust, National Association, as Trustee of the Newport Corporate Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.68       Wells Fargo Bank, National Association, as Custodian of the Newport Corporate Center Mortgage Loan (see Exhibit 33.4)

33.69       Pentalpha Surveillance LLC, as Operating Advisor of the Newport Corporate Center Mortgage Loan (see Exhibit 33.5)

33.70       CoreLogic Solutions, LLC, as Servicing Function Participant of the Newport Corporate Center Mortgage Loan

33.71       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

33.72       Wells Fargo Bank, National Association, as Primary Servicer of the Central Tower Office Mortgage Loan prior to March 1, 2025 (see Exhibit 33.64)

33.73       Trimont LLC, as Primary Servicer of the Central Tower Office Mortgage Loan on and after March 1, 2025 (see Exhibit 33.65)

33.74       Rialto Capital Advisors, LLC, as Special Servicer of the Central Tower Office Mortgage Loan (see Exhibit 33.2)

33.75       Wilmington Trust, National Association, as Trustee of the Central Tower Office Mortgage Loan (Omitted. See Explanatory Notes.)

33.76       Wells Fargo Bank, National Association, as Custodian of the Central Tower Office Mortgage Loan (see Exhibit 33.4)

33.77       Pentalpha Surveillance LLC, as Operating Advisor of the Central Tower Office Mortgage Loan (see Exhibit 33.5)

33.78       CoreLogic Solutions, LLC, as Servicing Function Participant of the Central Tower Office Mortgage Loan (see Exhibit 33.70)

33.79       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

33.80       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the SWVP Portfolio Mortgage Loan (see Exhibit 33.1)

33.81       K-Star Asset Management LLC, as Special Servicer of the SWVP Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.82       Wells Fargo Bank, National Association, as Trustee of the SWVP Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.83       Wells Fargo Bank, National Association, as Custodian of the SWVP Portfolio Mortgage Loan (see Exhibit 33.4)

33.84       Pentalpha Surveillance LLC, as Operating Advisor of the SWVP Portfolio Mortgage Loan (see Exhibit 33.5)

33.85       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

33.86       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 57 East 11th Street Mortgage Loan (see Exhibit 33.1)

33.87       LNR Partners, LLC, as Special Servicer of the 57 East 11th Street Mortgage Loan (see Exhibit 33.40)

33.88       Wells Fargo Bank, National Association, as Trustee of the 57 East 11th Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.89       Wells Fargo Bank, National Association, as Custodian of the 57 East 11th Street Mortgage Loan (see Exhibit 33.4)

33.90       Pentalpha Surveillance LLC, as Operating Advisor of the 57 East 11th Street Mortgage Loan (see Exhibit 33.5)

33.91       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

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

34.52       KeyBank National Association, as Special Servicer of the Moffett Towers II - Building V Mortgage Loan (see Exhibit 34.46)

34.53       Wells Fargo Bank, National Association, as Trustee of the Moffett Towers II - Building V Mortgage Loan (Omitted. See Explanatory Notes.)

34.54       Wells Fargo Bank, National Association, as Custodian of the Moffett Towers II - Building V Mortgage Loan (see Exhibit 34.4)

34.55       Park Bridge Lender Services LLC, as Operating Advisor of the Moffett Towers II - Building V Mortgage Loan (see Exhibit 34.31)

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

34.60       Wells Fargo Bank, National Association, as Trustee of the Lakeside Apartments Mortgage Loan (Omitted. See Explanatory Notes.)

34.61       Wells Fargo Bank, National Association, as Custodian of the Lakeside Apartments Mortgage Loan (see Exhibit 34.4)

34.62       Park Bridge Lender Services LLC, as Operating Advisor of the Lakeside Apartments Mortgage Loan (see Exhibit 34.31)

34.63       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

34.64       Wells Fargo Bank, National Association, as Primary Servicer of the Newport Corporate Center Mortgage Loan prior to March 1, 2025

34.65       Trimont LLC, as Primary Servicer of the Newport Corporate Center Mortgage Loan on and after March 1, 2025

34.66       Situs Holdings, LLC, as Special Servicer of the Newport Corporate Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.67       Wilmington Trust, National Association, as Trustee of the Newport Corporate Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.68       Wells Fargo Bank, National Association, as Custodian of the Newport Corporate Center Mortgage Loan (see Exhibit 34.4)

34.69       Pentalpha Surveillance LLC, as Operating Advisor of the Newport Corporate Center Mortgage Loan (see Exhibit 34.5)

34.70       CoreLogic Solutions, LLC, as Servicing Function Participant of the Newport Corporate Center Mortgage Loan

34.71       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

34.72       Wells Fargo Bank, National Association, as Primary Servicer of the Central Tower Office Mortgage Loan prior to March 1, 2025 (see Exhibit 34.64)

34.73       Trimont LLC, as Primary Servicer of the Central Tower Office Mortgage Loan on and after March 1, 2025 (see Exhibit 34.65)

34.74       Rialto Capital Advisors, LLC, as Special Servicer of the Central Tower Office Mortgage Loan (see Exhibit 34.2)

34.75       Wilmington Trust, National Association, as Trustee of the Central Tower Office Mortgage Loan (Omitted. See Explanatory Notes.)

34.76       Wells Fargo Bank, National Association, as Custodian of the Central Tower Office Mortgage Loan (see Exhibit 34.4)

34.77       Pentalpha Surveillance LLC, as Operating Advisor of the Central Tower Office Mortgage Loan (see Exhibit 34.5)

34.78       CoreLogic Solutions, LLC, as Servicing Function Participant of the Central Tower Office Mortgage Loan (see Exhibit 34.70)

34.79       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

34.80       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the SWVP Portfolio Mortgage Loan (see Exhibit 34.1)

34.81       K-Star Asset Management LLC, as Special Servicer of the SWVP Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.82       Wells Fargo Bank, National Association, as Trustee of the SWVP Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.83       Wells Fargo Bank, National Association, as Custodian of the SWVP Portfolio Mortgage Loan (see Exhibit 34.4)

34.84       Pentalpha Surveillance LLC, as Operating Advisor of the SWVP Portfolio Mortgage Loan (see Exhibit 34.5)

34.85       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

34.86       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 57 East 11th Street Mortgage Loan (see Exhibit 34.1)

34.87       LNR Partners, LLC, as Special Servicer of the 57 East 11th Street Mortgage Loan (see Exhibit 34.40)

34.88       Wells Fargo Bank, National Association, as Trustee of the 57 East 11th Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.89       Wells Fargo Bank, National Association, as Custodian of the 57 East 11th Street Mortgage Loan (see Exhibit 34.4)

34.90       Pentalpha Surveillance LLC, as Operating Advisor of the 57 East 11th Street Mortgage Loan (see Exhibit 34.5)

34.91       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

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

35.20       KeyBank National Association, as Special Servicer of the Moffett Towers II - Building V Mortgage Loan (see Exhibit 35.18)

35.21      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Lakeside Apartments Mortgage Loan (see Exhibit 35.1)

35.22       Berkadia Commercial Mortgage LLC, as Primary Servicer of the Lakeside Apartments Mortgage Loan (Omitted. See Explanatory Notes.)

35.23       KeyBank National Association, as Special Servicer of the Lakeside Apartments Mortgage Loan (see Exhibit 35.18)

35.24       Wells Fargo Bank, National Association, as Primary Servicer of the Newport Corporate Center Mortgage Loan prior to March 1, 2025

35.25       Trimont LLC, as Primary Servicer of the Newport Corporate Center Mortgage Loan on and after March 1, 2025 (Omitted. See Explanatory Notes.)

35.26       Situs Holdings, LLC, as Special Servicer of the Newport Corporate Center Mortgage Loan (Omitted. See Explanatory Notes.)

35.27       Wells Fargo Bank, National Association, as Primary Servicer of the Central Tower Office Mortgage Loan prior to March 1, 2025 (see Exhibit 35.24)

35.28       Trimont LLC, as Primary Servicer of the Central Tower Office Mortgage Loan on and after March 1, 2025 (Omitted. See Explanatory Notes.)

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

Date: March 17, 2026